Form 10-Q
period 1999-03-31
CATAPULT COMMUNICATIONS CORP
filed 1999-05-07
CIK 1063085

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


Commission file number 0-24701

                       CATAPULT COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)


           NEVADA                                         77-0086010
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                             160 SOUTH WHISMAN ROAD
                         MOUNTAIN VIEW, CALIFORNIA 94041

                                 (650) 960-1025

          (Address, including zip code, and telephone number, including area code, of principal executive offices)


     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /   No  /X/*

     As of April 30, 1999, there were 12,631,379 shares of the Registrant's Common Stock, $.001 par value, outstanding.

     * Registrant became subject to filing requirements of the Securities Exchange Act of 1934, as amended, upon its initial public offering on February 11, 1999

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FROM 10-Q
                                      INDEX

PART I--FINANCIAL INFORMATION                                               PAGE
                                                                            ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets at March 31, 1999 and                   3
          September 30, 1998

          Consolidated Income Statements for the three and six                4
          Months ended March 31, 1999

          Consolidated Statements of Cash Flow for the six                    5
          Months ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial                   7
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15



PART II--OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                          16

Item 6.   Exhibits and Reports on Form 8-K                                   17


SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                       CATAPULT COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SEPTEMBER 30,    MARCH 31,
                                                                           1998          1999
                                                                           ----          ----
                                 ASSETS
Current Assets:
   Cash and cash equivalents ......................................     $ 15,229      $ 20,268
     Short-term investments .......................................         --          16,710
   Accounts receivable, net of allowances of $75 and $77
      (unaudited) .................................................        2,007         6,084
   Inventories ....................................................          612           628
   Prepaid expenses ...............................................           95           348
   Deferred income taxes ..........................................          406           406
                                                                        --------      --------
      Total current assets ........................................       18,349        44,444
Property and equipment, net .......................................          778           809
Other assets ......................................................          368           395
                                                                        --------      --------
      Total assets ................................................     $ 19,495      $ 45,648
                                                                        --------      --------
                                                                        --------      --------
      LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...............................................     $    782      $    653
   Accrued liabilities ............................................        2,339         4,546
   Deferred revenue ...............................................        1,222         1,515
                                                                        --------      --------
      Total current liabilities ...................................        4,343         6,714
Deferred income taxes .............................................            2             2
                                                                        --------      --------
      Total liabilities ...........................................        4,345         6,716
                                                                        --------      --------
Redeemable common stock ...........................................        5,000          --
                                                                        --------      --------

Stockholders' Equity:
   Common stock, $0.001 par value, 40,000,000 shares
      authorized; 9,992,317 and 12,631,379 (unaudited)
      issued and outstanding actual ...............................           10            13
   Additional paid-in capital .....................................         --          20,303
   Deferred compensation ..........................................         (609)         (509)
   Retained earnings ..............................................       10,756        19,465
   Cumulative translation adjustment ..............................           (7)          (40)
   Treasury stock (50,000 shares at cost) .........................                       (300)
                                                                        --------      --------
      Total stockholders' equity ..................................       10,150        38,932
                                                                        --------      --------
      Total liabilities, redeemable common stock and
        stockholders' equity ......................................     $ 19,495      $ 45,648
                                                                        --------      --------
                                                                        --------      --------

See Notes to consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                         CONSOLIDATED INCOME STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS                SIX MONTHS
                                                        ENDED MARCH 31,            ENDED MARCH 31,
                                                    ----------------------     ----------------------
                                                      1998           1999         1998         1999
                                                    --------      --------     --------      --------
Revenues:
   Product sales ..............................     $  4,440      $  9,066     $  7,293      $ 13,590
   Services ...................................          573           686        1,166         1,391
                                                    --------      --------     --------      --------
     Total revenues ...........................        5,013         9,752        8,459        14,981
                                                    --------      --------     --------      --------

Cost of revenues:
   Product sales ..............................          379           788          689         1,399
   Services ...................................          129           202          239           391
                                                    --------      --------     --------      --------
     Total cost of revenues ...................          508           990          928         1,790
                                                    --------      --------     --------      --------
Gross profit ..................................        4,505         8,762        7,531        13,191

Operating expenses:
   Research and development ...................          471           744          885         1,297
   Sales and marketing ........................          677         1,302        1,347         2,494
   General and administrative .................          597           734        1,047         1,313
                                                    --------      --------     --------      --------
     Total operating expenses .................        1,745         2,780        3,279         5,104
                                                    --------      --------     --------      --------
Operating income ..............................        2,760         5,982        4,252         8,087

Interest income ...............................          135           251          249           402
Other income (expense) ........................          (37)           54         (137)         (112)
                                                    --------      --------     --------      --------

Income before taxes ...........................        2,858         6,287        4,364         8,377
Provision for taxes ...........................        1,226         2,703        1,872         3,602
                                                    --------      --------     --------      --------

Net income ....................................     $  1,632      $  3,584     $  2,492      $  4,775
                                                    --------      --------     --------      --------
                                                    --------      --------     --------      --------
Earnings per share:
   Basic ......................................     $   0.16      $   0.31     $   0.24      $   0.43
                                                    --------      --------     --------      --------
                                                    --------      --------     --------      --------
   Diluted ....................................     $   0.15      $   0.30     $   0.23      $   0.41
                                                    --------      --------     --------      --------
                                                    --------      --------     --------      --------

Weighted average shares:
   Basic ......................................       10,398        11,636       10,280        11,076
                                                    --------      --------     --------      --------
                                                    --------      --------     --------      --------
   Diluted ....................................       10,925        12,073       10,867        11,513
                                                    --------      --------     --------      --------
                                                    --------      --------     --------      --------


See Notes to consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         SIX MONTHS ENDED MARCH 31,
                                                                            1998          1999
                                                                          --------      --------
Cash flows from operating activities:
Net income ..........................................................     $  2,492      $  4,775
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................           80           156
   Amortization of deferred stock compensation ......................           70           100
   Deferred income taxes ............................................         (113)         --
   Gain on sale of fixed assets .....................................         --               3
   Change in current assets and liabilities:
      Accounts receivable ...........................................       (2,673)       (4,077)
      Inventories ...................................................          (79)          (16)
      Prepaid expenses ..............................................          830          (253)
      Other assets ..................................................            3           (27)
      Accounts payable ..............................................          276          (129)
      Accrued liabilities ...........................................          592         2,207
      Deferred revenue ..............................................          461           293
                                                                          --------      --------
        Net cash provided by operating activities ...................        1,939         3,032
Cash flows from investing activities:
   Proceeds from sale of investments, net ...........................         --         (16,710)
   Purchase of property and equipment ...............................         (188)         (190)
                                                                          --------      --------
        Net cash used by investing activities .......................         (188)      (16,900)
Cash flows from financing activities:
   Stock issuances ..................................................          167        19,240
   Purchase of treasury stock .......................................         --            (300)
                                                                          --------      --------
        Net cash provided by financing activities ...................          167        18,940

Effect of exchange rate changes .....................................           (9)          (33)
                                                                          --------      --------

Increase in cash and cash equivalents ...............................        1,909         5,039
Cash and cash equivalents, beginning of period ......................       10,672        15,229
                                                                          --------      --------

Cash and cash equivalents, end of period ............................     $ 12,581      $ 20,268
                                                                          --------      --------
                                                                          --------      --------


See Notes to consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION:

     These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments, (consisting only of normal recurring adjustments), which are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. These financial statements should be read in conjunction with the Catapult Communications Corporation ("the Company") audited financial statements for the year ended September 30, 1998, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-56627), as declared effective by the Securities and Exchange Commission on February 11, 1999 (the "Registration Statement"). The results of operations for the current periods are not necessarily indicative of results to be expected for the full fiscal year.

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS:

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will be effective for the Company's fiscal year ending September 30, 1999. The statement requires the Company to report certain financial information about operating segments. It also requires that the Company report certain information about its services, the geographic areas in which it operates and its major customers. The method specified in SFAS 131 for determining information to be reported is referred to as the "management approach." The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The adoption of SFAS 131 is not expected to have a significant impact on the Company's financial statement disclosures.

NOTE 3--INITIAL PUBLIC OFFERING

     On February 11, 1999, the Company consummated an initial public offering of 3,352,500 shares of its common stock at a price to the public of $10.00 per share, of which 2,100,000 shares were issued and sold by the Company and 1,252,500 shares were sold by certain shareholders of the Company. The proceeds, net of underwriters' fees, to the company from the offering were approximately $19.5 million. Additional offering expenses are estimated at $1.0 million. On March 12, 1999 a selling shareholder sold an additional 502,875 shares of the Company's Common Stock at a price to the public of $10.00 per share unpon consummation of the exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

NOTE 4--COMPREHENSIVE INCOME

     The components of comprehensive income are as follows (in thousands):

                                          Three months ended        Six months ended
                                              March 31,                 March 31,
                                          1998         1999         1998        1999
                                         -------      -------      -------     -------
Net income .........................     $ 1,632      $ 3,584      $ 2,492     $ 4,775

Translation adjustments ............         (16)         (33)          (9)        (34)
                                         -------      -------      -------     -------
Comprehensive income ...............     $ 1,616      $ 3,551      $ 2,483     $ 4,741
                                         -------      -------      -------     -------
                                         -------      -------      -------     -------

NOTE 5--EARNINGS PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands except per share data:

                                                 Three months ended       Six months ended
                                                      March 31,               March 31,
                                                  1998        1999        1998        1999
                                                 -------     -------     -------     -------
Net income .................................     $ 1,632     $ 3,584     $ 2,492     $ 4,775

Weighted average shares outstanding ........      10,398      11,636      10,280      11,076
Dilutive options ...........................         527         437         587         437
                                                 -------     -------     -------     -------
Weighted average shares assuming dilution...      10,925      12,073      10,867      11,513
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------

Earnings per share:
Basic ......................................     $   .16     $   .31     $   .24     $   .43
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------
Diluted ....................................     $   .15     $   .30     $   .23     $   .41
                                                 -------     -------     -------     -------
                                                 -------     -------     -------     -------


NOTE 6--INVENTORIES

                                                          September 30,             March 31,
                                                              1998                    1999
                                                             -------                 -------
Inventories (in thousands):

Raw Materials.................................               $   391                 $   450
Work-in-process...............................                    39                      54
Finished goods................................                   182                     124
                                                             -------                 -------
                                                             $   612                 $   628
                                                             -------                 -------
                                                             -------                 -------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE REGISTRATION STATEMENT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE FACTORS APPEARING BELOW UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY MAY APPEAR IN THIS FORM 10-Q. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS DISCUSSED HERE.

OVERVIEW

     The Company designs, develops, manufactures, markets and supports an advanced software-based digital telecommunications test system offering an integrated suite of testing applications for equipment manufacturers and network operators. The Company introduced the Digital Communications Tester (the "DCT") in 1985. The Company maintains an extensive library of software modules that support more than 116 variants of approximately 30 protocols. The DCT system performs simulation, load and stress testing, feature verification, conformance testing and monitoring. The DCT system consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                                   For the three months    For the six months
                                      ended March 31,        ended March 31,
                                     1998        1999       1998        1999
                                     ----        ----       ----        ----
Revenues:
   Product sales ...............     88.6%       93.0%      86.2%       90.7%
   Services ....................     11.4         7.0       13.8         9.3
                                   ------      ------     ------      ------
     Total revenues ............    100.0       100.0      100.0       100.0

Cost of revenues:
   Product sales ...............      7.5         8.1        8.2         9.3
   Services ....................      2.6         2.1        2.8         2.6
                                   ------      ------     ------      ------
     Total cost of revenues ....     10.1        10.2       11.0        11.9
                                   ------      ------     ------      ------
Gross profit ...................     89.9        89.8       89.0        88.1

Operating expenses:
   Research and development ....      9.4         7.6       10.5         8.7
   Sales and marketing .........     13.5        13.4       15.9        16.6
   General and administrative ..     11.9         7.5       12.4         8.8
                                   ------      ------     ------      ------
     Total operating expenses ..     34.8        28.5       38.8        34.1
                                   ------      ------     ------      ------

Operating income ...............     55.1        61.3       50.2        54.0
Interest income ................      2.7         2.6        3.0         2.7
Other income (expense) .........     (0.8)        0.6       (1.6)       (0.8)
                                   ------      ------     ------      ------
Income before taxes ............     57.0        64.5       51.6        55.9
                                   ------      ------     ------      ------
Provision for taxes ............     24.4        27.7       22.1        24.0
                                   ------      ------     ------      ------
Net income .....................     32.6%       36.8%      29.5%       31.9%
                                   ------      ------     ------      ------
                                   ------      ------     ------      ------

Gross margin on product sales ..     91.5%       91.3%      90.6%       89.7%

Gross margin on services .......     77.5%       70.6%      79.5%       71.9%

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

REVENUES. Revenues increased by approximately 95% from $5.0 million for the three months ended March 31, 1998 to $9.8 million for the three months ended March 31, 1999. Over the same period, product sales increased by approximately 104% from $4.4 million to $9.1 million, and services revenue increased by approximately 20% from $573,000 to $686,000. The increase in product sales was primarily attributable to increased system sales to customers in Japan. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue will vary depending in part on the relative contribution of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

COST OF REVENUES. Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of product sales increased from $379,000 for the three months ended March 31, 1998 to $788,000 for the three months ended March 31, 1998. Over the same period, product sales increased by approximately 104% while the cost of product sales increased by 108%. As a result, gross margin for product sales slightly decreased from 91.5% to 91.3% over this same period. Cost of services increased by approximately 57% from $129,000 for the three months ended March 31, 1998 to $202,000 for the three months ended March 31, 1999 due to personnel additions. Over the same period, gross margin on services decreased from 77.5% to 70.6%, as the Company added support personnel in anticipation of increased sales. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment and consulting services. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 58% from $471,000 for the three months ended March 31, 1998 to $744,000 for the three months ended March 31, 1999. As a percentage of total revenues, research and development expenses decreased from 9.4% to 7.6% over the same period. The increase in absolute dollars was due primarily to an increase in engineering personnel. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, and travel and promotional expenses, such as brochures and trade shows. Sales and marketing expenses increased from $677,000 for the three months ended March 31, 1998 to $1.3 million for the three months ended March 31, 1999. As a percentage of total revenues, sales and marketing expenses decreased slightly from 13.5% for the three months ended March 31, 1998 to 13.4% for the three months ended March 31, 1999. The increase in absolute dollars was due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs associated with the Company's general management, human resources and finance functions. General and administrative expenses increased 23% from $597,000 for the three months ended March 31, 1998 to $734,000 for the three months ended March 31, 1999 due primarily to an overall increase in personnel and the costs associated with being a public company. As a percentage of total revenues, general and administrative expenses decreased from 11.9% to 7.5% over the same period.

     In the three months ended March 31, 1999, the Company recorded amortization of deferred compensation expense of $50,000 related to the issuance of options to purchase the Company's Common Stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to options granted in fiscal 1997 and 1998 aggregated $805,000, which will be amortized to general and administrative expense over the respective four-year vesting periods of the options. At March 31, 1999, approximately $509,000 of deferred compensation expense remained to be amortized at a rate not exceeding $50,000 per quarter.

INTEREST INCOME. Interest income consists primarily of interest earned on cash balances. Interest income increased from $135,000 for the three months ended March 31, 1998 to $251,000 for the three months ended March 31, 1999 due to an increase in the Company's cash and cash equivalent balances and short-term investments.

OTHER INCOME (EXPENSE). Other income (expense) represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and other miscellaneous expenses. Other expense was $37,000 for the three months ended March 31, 1998 and other income of $54,000 for the three months ended March 31, 1999 due to exchange gains and losses related to transactions denominated in foreign currencies.

PROVISION FOR INCOME TAXES. Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 42.9% for the three months ended March 31, 1998 and 43.0% for the three months ended March 31, 1999. These tax rates primarily reflect the significant percentage of revenues derived by the Company from international operations, particularly its operations in Japan, which has a relatively high tax rate. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.


SIX MONTHS ENDED MARCH 31, 1998 AND 1999

REVENUES. Revenues increased by approximately 77% from $8.5 million in six months ended March 31, 1998 to $15.0 million in the six months ended March 31, 1999. Over the same period, product sales increased by approximately 86% from $7.3 million to $13.6 million. Services revenue increased by approximately 19% from $1.2 million in the six months ended March 31, 1998 to $1.4 million in the six months ended March 31, 1999. The increase in product sales was primarily attributable to increased system sales to customers in Japan. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue will vary depending in part on the relative contributions of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

COST OF REVENUES. Cost of product sales increased from $689,000 in the six months ended March 31, 1998 to $1.4 million in the six months ended March 31, 1999. Product sales increased by approximately 86% during the period, while the cost of product sales increased by approximately 103%. As a result, over the same period, gross margin for product sales decreased from 90.6% to 89.7% as the Company's hardware sales in the first six months of 1999 had a lower proportion of higher margin products. Cost of services increased by approximately 64% from $239,000 in the six months ended March 31, 1998 to $391,000 in the six months ended March 31, 1999. Over the same period, gross margin on services decreased from 79.5% to 71.9%, as the Company added support personnel in anticipation of increased sales. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 47% from $885,000 in the six months ended March 31, 1998 to $1.3 million in the six months ended March 31, 1999. As a percentage of total revenues, research and development expenses decreased from 10.5% to 8.7% over the same period. The increase in absolute dollars was due primarily to an increase in engineering personnel.

SALES AND MARKETING. Sales and marketing expenses increased by approximately 85% from $1.3 million in the six months ended March 31, 1998 to $2.5 million in the six months ended March 31, 1999. As a percentage of total revenues, sales and marketing expenses increased from 15.9% to 16.6% over the same period. The increases were due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately 25% from $1.0 million in the six months ended March 31, 1998 to $1.3 million in the six months ended March 31, 1999. As a percentage of total revenues, general and administrative expenses decreased from 12.4% to 8.8% over the same period. The increase in absolute dollars is due primarily to an overall increase in personnel and the costs associated with being a public company.

INTEREST INCOME. Interest income increased from $249,000 in the six months ended March 31, 1998 to $402,000 in the six months ended March 31, 1999 due to an increase in the Company's cash and cash equivalent balances and short-term investments.

OTHER INCOME (EXPENSE). Other expense was $137,000 in the six months ended March 31, 1998 and was $112,000 in the six months ended March 31, 1999, due to exchange losses related to transactions denominated in foreign currencies.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42.9% in the six months ended March 31, 1998 and was 43.0% in the six months ended March 31, 1999. The increase in the tax rate primarily reflects the higher percentage of revenues derived by the Company from international operations in fiscal 1998, particularly its operations in Japan, which has a relatively higher tax rate.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations and cash raised through its February 1999 initial public offering.

     The Company's operating activities provided cash of $1.9 million and $3.0 million in the period ending March 31, 1998 and 1999, respectively, principally from net income in those periods. The use of cash in the Company's operations for the six months ended March 31, 1998 and 1999 was primarily attributable to a significant increase in accounts receivable due to increased sales late in the period. Investing activities, consisting primarily of purchases of short-term investments and additions to property and equipment, used cash of $188,000 and $16.9 million in the six months ending March 31, 1998 and 1999, respectively. Cash flows provided by financing activities in the six months ending March 31, 1998 were attributable to the exercise of employee stock options, and for the six months ending March 31, 1999, it was primarily attributable to proceeds of from the Company's initial public offering in March 1999.

     As of March 31, 1999, the Company had working capital of $37.7 million, cash and cash equivalents of $20.3 million and short-term investments of $16.7 million. As of March 31, 1999, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $700,000 in fiscal 1999. Accounts receivable increased from $2.0 million at September 30, 1998 to $6.1 million at March 31, 1999 due to increased sales and to the timing of sales within each quarter.

                FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; LENGTHY SALES CYCLE

     The Company has experienced, and anticipates that it will continue to experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results are relatively difficult to forecast for a number of reasons, including (i) the variable size and timing of individual purchases by customers, (ii) seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe,
(iii) the relatively long sales cycles for the Company's products, (iv) the timing of hiring sales and technical personnel, (v) changes in timing and amount of sales incentive compensation, (vi) competitive conditions in the Company's markets, (vii) exchange rate fluctuations, (viii) changes in the mix of products sold, (ix) the timing of the introduction and market acceptance of new products or product enhancements by the Company, its customers, competitors or suppliers,
(x) costs associated with developing and introducing new products, (xi) product life cycles, (xii) changes in the level of operating expenses relative to revenues, (xiii) software defects and other product quality problems, (xiv) customer order deferrals in anticipation of new products, (xv) delays in purchasing decisions or customer orders due to customer consolidation, (xvi) supply interruptions, (xvii) changes in the regulatory environment and (xviii) changes in global or regional economic conditions or in the telecommunications industry.

     The Company's revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. The Company's products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon shipment of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

     A customer's decision to purchase the Company's products typically involves a significant technical evaluation, internal procedural delays associated with large capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Historically, the period between initial customer contact and purchase of the Company's products has typically ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the longer end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers' orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

     The Company's expectations for future revenues are predicated, to a large extent, on the recruitment and hiring of a significant number of employees, particularly experienced sales and technical personnel. Failure to hire, or delays in hiring, sufficient sales and technical personnel could have a material adverse effect on the Company's results of operations for any period.

     Due to the relatively fixed nature of most of the Company's costs, including personnel and facilities costs, and because operating expenses are based on anticipated revenue, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the

Company's business, financial condition and results of operations. The Company believes, therefore, that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

     For all of the foregoing factors, as well as other unanticipated factors, it is possible that in some future quarter the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's Common Stock will likely be materially adversely affected.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

     The Company's customer base is highly concentrated, and a relatively small number of companies has accounted for substantially all of the Company's revenues to date. In the three and six months ended March 31, 1999, the Company's top four customers represented approximately 95% and 90% of total revenues, respectively. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS; FOREIGN EXCHANGE RISK

     The Company derived revenues from international customers were approximately 93% during the three months ended March 31, 1999 and 80% for the six months ended March 31, 1999. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force. The Company has offices located in Ottawa, Canada, Chippenham, United Kingdom and Tokyo, Japan and plans to open new offices in continental Europe. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the six months ended March 31, 1999 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan continue to deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE; UNCERTAINTY OF ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES

     The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company's future success will depend in part on its ability to anticipate and respond to these changes by enhancing its existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands

     The Company's test systems currently operate only on the UNIX operating system. The Company's current and prospective customers may require other operating systems to be used in their telecommunications test systems, such as Windows 95, Windows NT or Windows 98 or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's success will depend in part on whether a large number of telecommunications equipment manufacturers and network operators purchase the Company's products and services. Because the telecommunications market is rapidly evolving, it is difficult to predict the future success of products and services in this market. The customers in this market use products from a number of competing suppliers for various testing purposes, and there has not been broad adoption of the products of one company. There can be no assurance that the Company's current or future products or services will achieve widespread acceptance among network operators, telecommunications equipment manufacturers or other potential customers or that solutions developed by competitors will not render the Company's products obsolete or uncompetitive.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company's internal information systems, including its financial accounting, product development and operations systems, utilize software and hardware provided by third parties. In most cases, the Company employs widely available software applications and other products from leading third-party vendors and has been advised by such vendors that such products are Year 2000 compliant or that Year 2000 versions will be provided in a timely fashion. However, the failure of such third-party products to operate properly with regard to the Year 2000 or thereafter could require the Company to incur unanticipated expenses to remedy any problems or otherwise disrupt the Company's business.

     Non-information technology systems that utilize embedded technology, such as microcontrollers, may also need to be replaced or upgraded to become Year 2000 compliant. The Company does not believe that it uses any non-information technology systems the failure of which would be material to the Company's business, financial condition and results of operations, although there can be no assurance in this regard.

     The Company generally represents to its customers that it has achieved Year 2000 compliance for its products and believes this to be the case. The Company's products do not contain hardware components or software which involve the rollover of dates. The Company's products may be integrated by the Company or its customers with, or otherwise interact with, non-compliant hardware and software produced by other companies, which may expose the Company to claims from its customers. The foregoing may result in the loss of or delay in market acceptance of the Company's products and services or increase service and warranty costs to the Company, both of which would have a material adverse effect on the Company's business, financial condition and results of operations. Given the large number of such third-party hardware and software products and the Company's limited resources, the Company does not intend to review such products for Year 2000 compliance.

     The Company has begun to survey its key vendors regarding their readiness and exposure with respect to the Year 2000 problem. The Company believes that it will have adequate inventory on hand of all key components and will therefore have adequate time to find a replacement vendor in the event supplies from one of its key vendors are disrupted due to Year 2000 issues. However, there can be no assurance that its plans will be adequate and that it will not experience unanticipated disruption in the supply of components which could delay or result in the loss of revenue.

     The Company's customers are large companies with complex operations and as such the Company cannot adequately assess the impact which Year 2000 issues might have on their operations. In addition, the three and six months ended March 31, 1999, the Company's top four customers represented approximately 95% and 90% of total revenues, respectively and the operational disruptions caused by the Year 2000 could have an adverse effect on the timing and size of the Company's sales during the Year 2000 and a material impact on its business, financial condition and results of operations.

     To date, the Company has not incurred material costs associated with its efforts to become Year 2000 compliant. Furthermore, based on its assessment to date, the Company believes that any future costs associated with its Year 2000 compliance efforts will not be material.

     The Company does not intend to develop any specific contingency plans to address the effects of any Year 2000 problems. The Company believes that it has adequate liquidity to sustain a temporary disruption in its business as a result of such problems. However, since it cannot forecast with any certainty the impact, extent and duration of any Year 2000 problems on the Company, its customers or its suppliers, there can be no assurance that the Company's resources will be adequate to withstand any prolonged disruption.

     ADDITIONAL FACTORS THAT COULD AFFECT FUTURE OPERATING RESULTS OR THE PRICE OF THE COMMON STOCK ARE SET FORTH UNDER THE CAPTION "RISK FACTORS" IN THE PROSPECTUS DATED FEBRUARY 11, 1999 CONTAINED IN THE REGISTRATION STATEMENT.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

     The Company does not use derivative financial instruments in its investment portfolio. The Company's investment portfolio is generally comprised of municipal government securities and commercial paper that mature within fourteen months. The Company places investments in instruments that meet high credit quality standards. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio.

FOREIGN EXCHANGE RISK

     The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain foreign currency denominated intercompany receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts may offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated intercompany receivable balances which otherwise would be charged to other income (expense). To date, the Company has not fully hedged all risk associated with its sales denominated in foreign currencies, and there can be no assurance that the Company's hedging activities, if any, will be successful.

     At March 31, 1999 the Company had forward exchange contracts maturing in fiscal 1999 to sell approximately $10.3 million in Japanese yen and Great Britain Pounds. The fair market value of the contracts at March 31, 1999 was immaterial. In addition, at March 31, 1999, the Company had foreign currency option contracts to sell approximately 455 million Japanese yen maturing in fiscal 1999. This option was out of the money at March 31, 1999 and had an immaterial fair market value. The cost of the option has been included in other income (expense).

     The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (c) The following information relates to securities sold by the Company during the quarter ended March 31, 1999 which were not registered under the Securities Act of 1933 at the time of grant, issuance or sale:

              1. The Company granted options to purchase 16,300 shares of Common Stock to thirteen employees at an exercise price of $11.375 pursuant to its 1998 Stock Plan.

              2. The Company issued 63,342 shares of Common Stock to twelve employees and one member of the Board of Directors at a weighted average price of $.94 pursuant to its 1989 Stock Option Plan.

                  The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the grants of options in paragraph one above were exempt from registration under section (4) (2) of the Securities Act of 1933. The Company believes that the issuances of Common Stock in paragraph two above were exempt from registration under Rule 701 of the Securities Act of 1933 as transactions made pursuant to a written compensatory benefit plan. All recipients had adequate access to information about the Company.

         (d) On February 11, 1999, the Commission declared effective the Company's Registration Statement (Registration Statement No. 333-56627) as filed with the Commission in connection with the Company's initial public offering of Common Stock, which was managed by Hambrecht & Quist, CIBC Oppenheimer and C.E. Unterberg, Towbin. Pursuant to such Registration Statement, the Company sold an aggregate of 2,100,000 shares of its Common Stock, for a gross aggregate offering price of $21.0 million.
              The Company incurred underwriting discounts and commissions of approximately $1.5 million. An additional 1,755,375 shares were sold by selling shareholders for a gross aggregate price of approximately $17.6 million. Those selling shareholders incurred underwriting discounts and commissions of approximately $1.2 million. In connection with the combined offering, the Company incurred expenses of approximately $1.0 million. As of March 31, 1999, all of the $18.5 million in net proceeds received by the Company upon consummation of such offering, pending specific application, were invested in short-term securities of grade AA or better with maturities of two years or less.

              From February 11, 1999, the effective date of the Registration Statement, to March 31, 1999 (the Company's quarter end), approximately $1.9 million of the net proceeds were used for general corporate purposes and working capital. None of such payments consisted of direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27  Financial Data Schedule

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this on Form 10-Q is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CATAPULT COMMUNICATIONS CORPORATION



Date:    May 7, 1999               By:  /s/ Richard A. Karp
                                   --------------------------------------------
                                   Richard A. Karp
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date:    May 7, 1999               By:  /s/ Joan M. Varrone
                                   --------------------------------------------
                                   Joan M. Varrone
                                   Vice President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)