Form 10-Q
period 1999-06-30
CATAPULT COMMUNICATIONS CORP
filed 1999-08-10
CIK 1063085

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


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

Yes /X/      No / /

     As of July 31, 1999, there were 12,654,045 shares of the Registrant's Common Stock, $.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FROM 10-Q
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets at June 30, 1999 and                3
              September 30, 1998

              Consolidated Income Statements for the three and nine           4
              Months ended June 30, 1999

              Consolidated Statements of Cash Flow for the nine               5
              Months ended June 30, 1999 and 1998

              Notes to Consolidated Financial Statements                      6

Item 2.       Management's Discussion and Analysis of Financial               7
              Condition and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk     16



PART II--OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                      16

Item 6.       Exhibits and Reports on Form 8-K                               16


SIGNATURES


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                            CATAPULT COMMUNICATIONS CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        (UNAUDITED)

                                                                     SEPTEMBER 30,        JUNE 30,
                                                                         1998              1999
                                                                         -----             ----
                                           ASSETS

    Current Assets:
       Cash and cash equivalents..............................         $15,229            $14,013
       Short-term investments.................................              --             27,716
       Accounts receivable, net of allowances of $75 and $77..           2,007              2,531
       Inventories............................................             612                680
       Prepaid expenses.......................................              95                315
       Deferred income taxes..................................             406                406
                                                                       --------           --------
          Total current assets................................          18,349             45,661
    Property and equipment, net...............................             778                925
    Other assets..............................................             368                420
                                                                       --------           --------
          Total assets........................................         $19,495            $47,006
                                                                       ========           ========

                 LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY

    Current Liabilities:
       Accounts payable.......................................            $782               $491
       Accrued liabilities....................................           2,339              3,502
       Deferred revenue.......................................           1,222              2,084
                                                                       --------           --------
          Total current liabilities...........................           4,343              6,077
    Deferred income taxes.....................................               2                  2
                                                                       --------           --------
          Total liabilities...................................           4,345              6,079
                                                                       --------           --------
    Redeemable common stock...................................           5,000                 --
                                                                       --------           --------
    Stockholders' Equity:
       Common stock, $0.001 par value, 40,000,000 shares
          authorized; 9,992,317 and 12,654,045
          issued and outstanding..............................              10                 13
       Additional paid-in capital.............................              --             20,018
       Deferred compensation..................................            (609)              (150)
       Retained earnings......................................          10,756             21,424
       Accumulated other comprehensive income.................              (7)               (78)
       Treasury stock (50,000 shares at cost).................                               (300)
                                                                        ------             ------
          Total stockholders' equity..........................          10,150             40,927
                                                                        ------             ------
          Total liabilities, redeemable common stock and
            stockholders' equity..............................         $19,495            $47,006
                                                                       ========           =======

See Notes to consolidated financial statements.

                                   CATAPULT COMMUNICATIONS CORPORATION
                                     CONSOLIDATED INCOME STATEMENTS
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                           THREE MONTHS              NINE MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
                                                         ----------------          ----------------
                                                          1998      1999            1998      1999
                                                         ------    ------          ------    ------
   Revenues:
      Product sales...............................       $4,092    $5,806          $11,385   $19,396
      Services....................................          529       901            1,695     2,292
                                                         ------    ------          -------   -------
        Total revenues............................        4,621     6,707           13,080    21,688
                                                         ------    ------          -------   -------
   Cost of revenues:
      Product sales...............................          569       509            1,258     1,908
      Services....................................          150       236              389       627
                                                         ------    ------          -------   -------
        Total cost of revenues....................          719       745            1,647     2,535
                                                         ------    ------          -------   -------
   Gross profit...................................        3,902     5,962           11,433    19,153
                                                         ------    ------          -------   -------
   Operating expenses:
      Research and development....................          534       792            1,419     2,089
      Sales and marketing.........................          847     1,446            2,194     3,940
      General and administrative..................          549       742            1,596     2,055
                                                         ------    ------          -------   -------
        Total operating expenses..................        1,930     2,980            5,209     8,084
                                                         ------    ------          -------   -------
   Operating income...............................        1,972     2,982            6,224    11,069

   Interest income................................          168       501              417       903
   Other income (expense).........................         (166)      (47)            (303)     (159)
                                                         ------    ------          -------   -------
   Income before taxes............................        1,974     3,436            6,338    11,813
   Provision for taxes............................          849     1,477            2,721     5,079
                                                         ------    ------          -------   -------
   Net income.....................................       $1,125    $1,959           $3,617    $6,734
                                                         ======    ======           ======    ======
   Earnings per share:
      Basic.......................................        $0.11     $0.16            $0.35     $0.58
                                                         ======    ======           ======    ======
      Diluted.....................................        $0.10     $0.15            $0.33     $0.56
                                                         ======    ======           ======    ======
   Weighted average shares:
      Basic.......................................       10,424    12,632           10,328    11,595
                                                         ======    ======           ======    ======
      Diluted.....................................       10,933    13,091           10,889    12,039
                                                         ======    ======           ======    ======

See Notes to consolidated financial statements.

                           CATAPULT COMMUNICATIONS CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                                       NINE MONTHS ENDED JUNE 30,
                                                                           1998          1999
                                                                           ----          ----
Cash flows from operating activities:
Net income...........................................................    $ 3,617       $ 6,734
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.....................................        120           221
   Amortization of deferred stock compensation.......................        125           150
   Deferred income taxes.............................................        237            --
   Change in current assets and liabilities:
     Accounts receivable.............................................     (1,877)         (524)
     Inventories.....................................................        (64)          (68)
     Prepaid expenses................................................        323          (220)
     Other assets....................................................       (306)          (74)
     Accounts payable................................................        247          (291)
     Accrued liabilities.............................................         97         1,163
     Deferred revenue................................................        374           862
                                                                         --------      --------
        Net cash provided by operating activities....................      2,893         7,953
                                                                         --------      --------
Cash flows from investing activities:
   Purchases of investments, net.....................................         --       (27,716)
   Purchase of property and equipment................................       (423)         (344)
                                                                         --------      --------
        Net cash used by investing activities........................       (423)      (28,060)
                                                                         --------      --------
Cash flows from financing activities:
   Stock issuances...................................................        212        19,264
   Purchase of treasury stock........................................         --          (300)
                                                                         --------      --------
        Net cash provided by financing activities....................        212        18,964
                                                                         --------      --------
Effect of exchange rate changes......................................       (100)          (73)
                                                                         --------      --------
Increase (decrease) in cash and cash equivalents.....................      2,582        (1,216)
Cash and cash equivalents, beginning of period.......................     10,672        15,229
                                                                         --------      --------
Cash and cash equivalents, end of period.............................    $13,254       $14,013
                                                                         ========      ========

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

NOTE 2--RECENTLY ISSUED ACCOUNTING STANDARDS:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement will be effective for the Company's fiscal year ending September 30, 1999. The statement requires the Company to report certain financial information about operating segments. It also requires that the Company report certain information about its services, the geographic areas in which it operates and its major customers. The method specified in SFAS 131 for determining information to be reported is referred to as the "management approach." The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The adoption of SFAS 131 is not expected to have a significant impact on the Company's financial statement disclosures.

NOTE 3--INITIAL PUBLIC OFFERING

         On February 11, 1999, the Company consummated an initial public offering of 3,352,500 shares of its common stock at a price of $10.00 per share, of which 2,100,000 shares were issued and sold by the Company and 1,252,500 shares were sold by certain stockholders of the Company. The proceeds, net of underwriters' fees, to the company from the offering were approximately $19.5 million. Additional offering expenses were estimated at $1.1 million. During the quarter ended September 30, 1998, the Company expensed $769,000 of costs related to its delayed public offering. On March 12, a selling stockholder sold an additional 502,875 shares of the Company's Common Stock at a price to the public of $10.00 per share upon exercise of the Underwriters' over-allotment option. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders. Concurrent with the Company's initial public offering, shares with a redemption value of $5 million were reclassified into stockholders' equity pursuant to the redemption terms.

NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive income are as follows (in thousands):

                                                  Three months ended          Nine months ended
                                                       June 30,                    June 30,
                                                   1998       1999             1998       1999
                                                   ----       ----             ----       ----
Net income                                        $1,125      $1,959          $3,617     $6,734

Translation adjustments.......................       (91)        (38)           (100)       (71)
                                                  -------     -------         -------   --------
Comprehensive income..........................    $1,034      $1,921          $3,517     $6,663
                                                  =======     =======         =======    =======

NOTE 5--EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands except per share data:

                                                    Three months ended            Nine months ended
                                                         June 30,                      June 30,
                                                     1998        1999              1998        1999
                                                     ----        ----              ----        ----
Net income                                          $ 1,125     $ 1,959          $ 3,617     $ 6,734

Weighted average shares outstanding...........       10,424      12,632           10,328      11,595
Dilutive options..............................          509         459              561         444
                                                    --------    --------         --------    --------
Weighted average shares assuming dilution.....       10,933      13,091           10,889      12,039
                                                    ========    ========         ========    ========
Earnings per share:
Basic.........................................        $0.11       $0.16            $0.35       $0.58
                                                    ========    ========         ========    ========
Diluted.......................................        $0.10       $0.15            $0.33       $0.56
                                                    ========    ========         ========    ========

NOTE 6--INVENTORIES

                                                              September 30,        June 30,
                                                                  1998              1999
                                                                  ----              ----
Inventories (in thousands):

Raw materials.................................                    $391              $587
Work-in-process...............................                      39                53
Finished goods................................                     182                40
                                                                 ------            ------
                                                                  $612              $680
                                                                 ======            ======

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

OVERVIEW

     The Company designs, develops, manufactures, markets and supports an advanced software-based digital telecommunications test system offering an integrated suite of testing applications for equipment manufacturers and network operators. The Company introduced the Digital Communications Tester (the "DCT") in 1985. The Company maintains an extensive library of software modules that support more than 125 variants of approximately 30 protocols. The DCT system performs simulation, load and stress testing, feature verification, conformance testing and monitoring. The DCT system consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                                             For the three months      For the nine months
                                                ended June 30,            ended June 30,
                                               1998        1999          1998       1999
                                              ------      ------        ------     ------
   Revenues:
      Product sales.......................     86.6%       87.0%         89.4%      88.6%
      Services............................     11.4        13.4          13.0       10.6
                                              ------      ------        ------     ------
        Total revenues                        100.0       100.0         100.0      100.0
                                              ------      ------        ------     ------

   Cost of revenues:
      Product sales.......................     12.3         7.6           9.6        8.8
      Services............................      3.2         3.5           3.0        2.9
                                              ------      ------        ------     ------
        Total cost of revenues............     15.5        11.1          12.6       11.7
                                              ------      ------        ------     ------
   Gross profit...........................     84.5        88.9          87.4       88.3
                                              ------      ------        ------     ------

   Operating expenses:
      Research and development............     11.6        11.7          10.8        9.6
      Sales and marketing.................     18.3        21.6          16.8       18.2
      General and administrative..........     11.9        11.1          12.2        9.5
                                              ------      ------        ------     ------
        Total operating expenses..........     41.8        44.4          39.8       37.3
                                              ------      ------        ------     ------

   Operating income.......................     42.7        44.5          47.6       51.0
   Interest income........................      3.6         7.4           3.2        4.2
   Other income (expense).................     (3.6)       (0.7)         (2.3)      (0.8)
                                              ------      ------        ------     ------

   Income before taxes....................     42.7        51.2          48.5       54.4
                                              ------      ------        ------     ------
   Provision for taxes....................     18.4        22.0          20.8       23.4
                                              ------      ------        ------     ------

   Net income.............................     24.3%       29.2%         27.7%      31.0%
                                              ======      ======        ======     ======
   Gross margin on product sales..........     86.1%       91.2%         89.0%      90.2%

   Gross margin on services...............     71.6%       73.8%         77.1%      72.6%

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Revenues increased by approximately 45% from $4.6 million for the three months ended June 30, 1998 to $6.7 million for the three months ended June 30, 1999. Over the same period, product sales increased by approximately 42% from $4.1 million to $5.8 million, and services revenue increased by approximately 70% from $529,000 to $901,000. The increase in product sales was primarily attributable to increased system sales to customers in North America and Japan. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals and customer training. Services revenue will vary depending in part on the relative contribution of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

COST OF REVENUES. Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of product sales decreased from $569,000 for the three months ended June 30, 1998 to $509,000 for the three months ended June 30, 1999. Over the same period, product sales increased by approximately 42% while the cost of product sales decreased by 11% as the Company's hardware sales had a greater proportion of higher margin products. As a result, gross margin for product sales increased from 86.1% to 91.2% over this same period. Cost of services increased by approximately 57% from $150,000 for the three months ended June 30, 1998 to $236,000 for the three months ended June 30, 1999 due to personnel additions. Over the same period, gross margin on services increased slightly from 71.6% to 73.8%. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment and consulting services. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 48% from $534,000 for the three months ended June 30, 1998 to $792,000 for the three months ended June 30, 1999. As a percentage of total revenues, research and development expenses increased slightly from 11.6% to 11.7% over the same period. The increase in absolute dollars was due primarily to an increase in engineering personnel. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.

SALES AND MARKETING. Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, and travel and promotional expenses, such as brochures and trade shows. Sales and marketing expenses increased by approximately 71% from $847,000 for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses increased from 18.3% for the three months ended June 30, 1998 to 21.6% for the three months ended June 30, 1999. The increase in absolute dollars was due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include costs associated with the Company's general management, human resources and finance functions. General and administrative expenses increased by approximately 35% from $549,000 for the three months ended June 30, 1998 to $742,000 for the three months ended June 30, 1999 due primarily to an overall increase in personnel and the costs associated with being a public company. As a percentage of total revenues, general and administrative expenses decreased slightly from 11.9% to 11.1% over the same period.

         In the three months ended June 30, 1999, the Company recorded amortization of deferred compensation expense of $50,000 related to the issuance of options to purchase the Company's Common Stock at exercise prices subsequently deemed to be below fair market value. Total compensation expense related to options granted in fiscal 1997 and 1998 aggregated $805,000, which will be amortized to general and administrative expense over the respective four-year vesting periods of the options. At June 30, 1999, approximately $150,000 of deferred compensation expense remained to be amortized at a rate not exceeding $20,000 per quarter.

INTEREST INCOME. Interest income consists primarily of interest earned on cash balances. Interest income increased from $168,000 for the three months ended June 30, 1998 to $501,000 for the three months ended June 30, 1999 due to an increase in the Company's cash and cash equivalent balances and short-term investments.

OTHER INCOME (EXPENSE). Other income (expense) represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and other miscellaneous expenses. Other expense was $166,000 for the three months ended June 30, 1998 and other expense of $47,000 for the three months ended June 30, 1999 due to exchange gains and losses related to transactions denominated in foreign currencies.

PROVISION FOR INCOME TAXES. Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 43.0% for the three months ended June 30, 1998 and June 30, 1999. These tax rates primarily reflect the significant percentage of revenues derived by the Company from international operations, particularly its operations in Japan, which has a relatively high tax rate. The Company expects that its future tax rate will vary depending in part on the relative income contribution by its domestic and foreign operations.


NINE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Revenues increased by approximately 66% from $13.1 million in the nine months ended June 30, 1998 to $21.7 million in the nine months ended June 30, 1999. Over the same period, product sales increased by approximately 70% from $11.4 million to $19.4 million. Services revenue increased by approximately 35% from $1.7 million in the nine months ended June 30, 1998 to $2.3 million in the nine months ended June 30, 1999. The increase in product sales was primarily attributable to increased system sales to customers in Japan. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals and customer training. Services revenue will vary depending in part on the relative contributions of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

COST OF REVENUES. Cost of product sales increased from $1.6 million in the nine months ended June 30, 1998 to $2.5 million in the nine months ended June 30, 1999. Product sales increased by approximately 70% during the period, while the cost of product sales increased by approximately 52%. As a result, over the same period, gross margin for product sales increased from 89.0% to 90.2% as the Company's hardware sales in the first nine months of 1999 had a slightly greater proportion of higher margin products. Cost of services increased by approximately 61% from $389,000 in the nine months ended June 30, 1998 to $627,000 in the nine months ended June 30, 1999. Over the same period, gross margin on services decreased from 77.1% to 72.6%, as the Company added support personnel in anticipation of increased sales. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

 RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately 47% from $1.4 million in the nine months ended June 30, 1998 to $2.1 million in the nine months ended June 30, 1999. As a percentage of total revenues, research and development expenses slightly decreased from 10.8% to 9.6% over the same period. The increase in absolute dollars was due primarily to an increase in engineering personnel.

SALES AND MARKETING. Sales and marketing expenses increased by approximately 80% from $2.2 million in the nine months ended June 30, 1998 to $3.9 million in the nine months ended June 30, 1999. As a percentage of total revenues, sales and marketing expenses increased from 16.8% to 18.2% over the same period. The increases were due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately 29% from $1.6 million in the nine months ended June 30, 1998 to $2.1 million in the nine months ended June 30, 1999. As a percentage of total revenues, general and administrative expenses decreased from 12.2% to 9.5% over the same period. The increase in absolute dollars is due primarily to an overall increase in personnel and the costs associated with being a public company.

INTEREST INCOME. Interest income increased from $417,000 in the nine months ended June 30, 1998 to $903,000 in the nine months ended June 30, 1999 due to an increase in the Company's cash and cash equivalent balances and short-term investments.

OTHER INCOME (EXPENSE). Other expense was $303,000 in the nine months ended June 30, 1998 and was $159,000 in the nine months ended June 30, 1999, due to exchange losses related to transactions denominated in foreign currencies.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42.9% in the nine months ended June 30, 1998 and was 43.0% in the nine months ended June 30, 1999. The increase in the tax rate primarily reflects the higher percentage of revenues derived by the Company from international operations particularly its operations in Japan, which has a relatively higher tax rate.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations and cash raised through its February 1999 initial public offering.

         The Company's operating activities provided cash of $2.9 million and $8.0 million in the nine month period ending June 30, 1998 and 1999, respectively, principally from net income generated in those periods. The cash provided by the Company's operations for the nine months ended June 30, 1998 and 1999 was primarily attributable to a significant increase in sales. Investing activities, consisting primarily of additions to property and equipment, in the nine months ending June 30, 1998 and 1999, respectively and the purchase of short-term investments in the nine months ended June 30, 1999. Cash generated by financing activities in the nine months ending June 30, 1998 were attributable to the exercise of employee stock options. Cash generated by financing activities in the nine months ending June 30, 1999 was primarily attributable to proceeds of $19.3 million from the Company's initial public offering in February 1999.

         As of June 30, 1999, the Company had working capital of $39.6 million, cash and cash equivalents of $14.0 million and short-term investments of $27.7 million. As of June 30, 1999, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $700,000 in fiscal 1999.


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

         The Company's customers are large companies with complex operations and as such the Company cannot adequately assess the impact which Year 2000 issues might have on their operations. In addition, the three and nine months ended June 30, 1999, the Company's top four customers represented approximately 83% and 85% of total revenues, respectively and the operational disruptions caused by the Year 2000 could have an adverse effect on the timing and size of the Company's sales during the Year 2000 and a material impact on its business, financial condition and results of operations.

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

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

         The Company's customer base is highly concentrated, and a relatively small number of companies has accounted for substantially all of the Company's revenues to date. In the three and nine months ended June 30, 1999, the Company's top four customers represented approximately 83% and 85% of total revenues, respectively. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS; FOREIGN EXCHANGE RISK

         The Company derived revenues from international customers as a percentage of total revenues were approximately 70% during the three months and 80% for the nine months ended June 30, 1999. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force. The Company has offices in Ottawa, Canada, Chippenham, United Kingdom, Munich, Germany and Tokyo, Japan and plans to open new offices in continental Europe. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the nine months ended June 30, 1999 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan continue to deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

         At June 30, 1999 the Company had forward exchange contracts maturing in fiscal 1999 to sell approximately $2.2 million in Japanese yen and British pounds. The fair market value of the contracts at June 30, 1999 was immaterial. In addition, at June 30, 1999, the Company had a foreign currency option to sell approximately 350 million Japanese yen maturing in fiscal 1999. This option was out of the money at June 30, 1999 and had an immaterial fair market value. The cost of the option has been included in other income (expense).

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

FOREIGN CURRENCY EXCHANGE RATE RISK

         Certain of the Company's sales and marketing expenses are incurred in local currencies. As a result the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company utilizes currency forward exchange contracts and options to hedge against foreign currency rate fluctuations.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         (d) On February 11, 1999, the Commission declared effective the Company's Registration Statement (Registration Statement
             No. 333-56627) as filed with the Commission in connection with the Company's initial public offering of Common Stock. From
             February 11, 1999, the effective date of the Registration Statement, to June 30, 1999 (the Company's quarter end), approximately $5.6 million of the net proceeds to the Company of $18.4 million were used for general corporate purposes and working capital. None of such payments consisted of direct or indirect payments to directors, officers, 10% shareholders or affiliates of the Company, other than salaries and bonuses paid in the ordinary course of business.


Item 6.  Exhibits and Reports on Form 8-K.

        (a)  Exhibits.

             27  Financial Data Schedule

        (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CATAPULT COMMUNICATIONS CORPORATION



Date:    August 10th, 1999             By:/s/ Richard A. Karp
                                       ----------------------------------------
                                       Richard A. Karp
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)


Date:    August 10th, 1999             By:/s/ John A. DiGirolamo
                                       -----------------------------------------
                                       John DiGirolamo
                                       Acting Chief Financial Officer
                                       (Principal Financial Officer)