Form 10-K
period 1999-09-30
CATAPULT COMMUNICATIONS CORP
filed 2000-01-07
CIK 1063085

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________.

                         Commission File Number: 0-24701

                       CATAPULT COMMUNICATIONS CORPORATION
             (Exact name of Registrant as specified in its charter)

         Nevada                                          77-0086010
(State of Incorporation)                    (IRS Employer Identification Number)

             160 South Whisman Road, Mountain View, California 94041 (Address of principal executive offices, including zip code)

               Registrant's telephone number, including area code:
                   (650) 960-1025/Web Site (www.catapult.com)

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _ No X

         As of November 30, 1999, 12,729,570 shares of the Registrant's common stock, $0.001 par value, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's common stock on November 30, 1999 of $19.4375 per share) was approximately $99,160,756. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 11, 2000.

--------------------------------------------------------------------------------

                                                   Insert Table of Contents

PART I....................................................................................................................1
ITEM 1.       BUSINESS ...................................................................................................1
              The Company.................................................................................................1
              The DCT Product Line........................................................................................2
              Customers...................................................................................................3
              Sales and Marketing.........................................................................................4
              International Sales.........................................................................................5
              DCT Product Line Support....................................................................................5
              Product Development.........................................................................................5
              Manufacturing...............................................................................................6
              Competition.................................................................................................6
              Intellectual Property.......................................................................................7
              Employees...................................................................................................8
              Executive Officers of the Company...........................................................................8
ITEM 2.       PROPERTIES ................................................................................................10
ITEM 3.       LEGAL PROCEEDINGS .........................................................................................10
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................10

PART II..................................................................................................................10
ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................10
ITEM 6.       SELECTED FINANCIAL DATA....................................................................................12
ITEM 7.       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................14
              Overview...................................................................................................14
              Fiscal Years Ended September 30, 1998 and 1999.............................................................15
              Fiscal Years Ended September 30, 1997 and 1998.............................................................16
              Liquidity and Capital Resources............................................................................18
              Year 2000 Readiness Disclosures............................................................................18
              Factors That May Affect Future Results.....................................................................19
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.................................................27
              Foreign Exchange Risk and Derivative Financial Instruments.................................................27
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................30
              Range of Exercise Price....................................................................................44
ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......................48

PART III.................................................................................................................48
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................48
ITEM 11.      EXECUTIVE COMPENSATION.....................................................................................48
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................48
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................48

PART IV..................................................................................................................49
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................................49

                           FORWARD-LOOKING STATEMENTS

         THIS REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS "INTENDED," "EXPECTS," "ANTICIPATES" AND "IS (OR ARE) EXPECTED (OR ANTICIPATED)." THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CATAPULT SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER THE CAPTION "FACTORS THAT MAY AFFECT FUTURE RESULTS."

         THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

                                     PART I

ITEM 1.       BUSINESS

The Company

         Catapult Communications Corporation ("Catapult," the "Company" or the "Registrant") designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. Catapult's DCT product line(1), a family of digital communications test systems, is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company's advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company markets its products through a direct sales force to industry leaders such as Cable & Wireless Communications PLC, Fujitsu Limited, LM Ericsson, Lucent Technologies, Inc. ("Lucent"), Marconi Communications Ltd., Motorola Inc. ("Motorola"), NEC Corporation ("NEC"), Nippon Telephone and Telegraph ("NTT"), Northern Telecom Limited and Tellabs Inc.

         The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support approximately 160 protocols and variants. The Company's emphasis is on complex, high-level and emerging protocols, including Third Generation Cellular, IP Telephony (Voice over IP), General Packet Radio Service (GPRS), Asynchronous Transfer Mode (ATM), Signaling System #7 (SS7), Intelligent Network
(IN), V5,

----------
1 The DCT product line consists of the DCT-S and DCT2000, introduced in November of 1999. The DCT2000 introduces PCI-bus architecture to the DCT product line. Emerging Third Generation Cellular technology will be implemented on the DCT2000 platform.

Integrated Services Digital Network (ISDN), Global Systems for Mobile Communications (GSM), Interim Standard 41 (IS-41), Code Division Multiple Access
(CDMA), X.25 and Frame Relay(2). The Company's extensive technical know-how and proprietary software development tools enable the Company to implement new protocols and protocol variants rapidly in response to customer needs. With its extensive library of software protocol modules, large selection of physical interfaces and versatile platform, the DCT product line is easily configured to support a wide variety of digital testing functions, thereby reducing a customer's need for multiple test systems. In addition, the DCT system's multi-protocol, multi-user capability allows multiple testing operations to be performed simultaneously, helping the Company's customers to accelerate their product development cycles.

The DCT Product Line

         DCT systems consist of advanced software and hardware running on a third-party UNIX-based workstation. In a system sale, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol modules and hardware to meet future testing needs. Customers have the option to purchase a third-party workstation from the Company or provide a workstation to the Company for configuration. Prices for DCT systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to $150,000.

     Applications

         The principal applications of the DCT product line are simulation, load and stress testing, feature verification, conformance testing and monitoring.

         Simulation. DCT systems simulate or act like one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, the Company's products assist engineers to cost-effectively develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.

         Load and Stress Testing. DCT systems allow customers to verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gradually, rather than fail completely, when stressed beyond its specifications. Distributed interface processing and a high-performance UNIX-based platform enable the DCT systems to initiate and maintain high traffic volumes.

         Feature Verification. DCT systems perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to verify that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and use the DCT systems' traffic channel facilities to verify a voice or data path.

         Conformance Testing. DCT systems test for conformance by enabling manufacturers and network operators to verify that devices meet specified standards. Conformance test suites validate the implementation of new features and the functionality of existing features against a standardized set of predefined criteria. The Company provides pre-packaged V5 , ISDN and SS7 conformance test suites which assist in this testing.

----------
2    Please refer to Glossary on page 29.

         Monitoring. DCT systems monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, the DCT systems help ensure that the link has been brought into service and that the devices connected by the link are functioning properly. The DCT systems also provide notice of network device failure. The DCT systems can be used to set "traps" and "triggers," count error messages and filter packets by address or selected field criteria. The DCT systems can simultaneously monitor multiple links, each of which may be using different protocols.

     DCT Product Line Software

         The DCT product line software, based on a UNIX(TM) operating system, consists of protocol encoders and decoders, protocol state machines, protocol validation tests and conformance test suites. The DCT system includes approximately 160 protocols and variants, enabling the DCT system to be configured for many different test applications. The Company's customers can choose to program the DCT system using Catapult's graphical user interface (GUI) or by writing their own code using the Company's Digital Communication Programming Language (DCPL), a fully featured optimized communications language. In addition, the Company has introduced pre-programmed applications to perform load generation and network entity simulation. These turnkey solutions were introduced under the product name, CrossBow(TM) in May of 1999. Finally, customers can also choose to integrate their own libraries of subroutines written in industry standard programming languages such as C or C++.

     DCT Product Line Hardware

         The DCT product line employs modular hardware architecture that supports a wide variety of physical interfaces which connect the DCT systems to the device under test. The Company provides this flexibility through both the DCT-S protocol-independent MPI co-processor cards and the DCT2000 PowerPCI co-processor cards, which are inserted into the workstation or an expansion chassis. The DCT system is hosted on a Sun Microsystems or compatible workstation.

         DCT-S Hardware. Using up to three expansion chassis, a single workstation may also support up to 19 MPI cards or 76 signaling channels. The Company offers MPI cards for a variety of physical interfaces, including industry standards such as Primary Rate E-1, Primary Rate T-1, Serial port card, ISDN Basic Rate (S/T), and Japanese CII.

         DCT-2000 Hardware. Using up to four expansion chassis, a single workstation may also support up to 52 PowerPCI cards or 208 signaling channels. The Company will offer PowerPCI cards for a variety of physical interfaces, including industry standards such as a Primary Rate E-1, T-1 card, ATM Optical/UTP cards, ATM PDH DS3/E3 cards, Serial port card, ISDN Basic Rate card, and Japanese CII.*

         The Company also offers a number of auxiliary cards to increase the versatility of the DCT-S system. For example, the VOX card adds voice channel testing capability on up to 64 channels of E-1 and T-1 links. The Timeslot Interchange (TSI) card supports individual dynamic or static channel selection for up to 248 timeslots. The Subscriber Line Interface Card (SLIC) converts two-wire analog subscriber line interfaces to four-wire handset interfaces. The Company provides a converter for CMI, the Japanese physical interface.

Customers

         The Company's customers in the United States and Canada are primarily telecommunications equipment manufacturers, and outside North America, its customer base also includes network operators.

         Revenues from the Company's top four customers represented approximately 60%, 73% and 87% of total revenues in fiscal 1997, 1998 and 1999, respectively. The Company's largest customers have been Motorola, which accounted for approximately 28% and 15% of total revenues in fiscal 1997 and 1998, respectively and NTT, which accounted for approximately 58% of total revenues in fiscal 1999. The Company's four largest customers in fiscal 1999 were NTT, Motorola, NEC and Lucent, which accounted for approximately 58%, 14%, 12% and 3% of total revenues, respectively. The Company's four largest customers in fiscal 1998 were NTT, NEC, Motorola and Lucent, which accounted for approximately 24%, 21%, 15% and 12% of total revenues, respectively. In fiscal 1997, sales to Motorola and NEC accounted for approximately 28% and 17% of total revenues, respectively.
Separate engineering groups of the same customer at different locations generally make independent decisions to purchase the Company's products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

         Subsequent to September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes that these reductions are due to the intensely competitive marketplace in Japan and to significant reductions in NTT's budget. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations. Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

Sales and Marketing

         The Company markets its products and services through its direct sales force, a majority of whom have technical degrees. As of September 30, 1997, 1998 and 1999, the Company's direct sales force consisted of 5, 10 and 15 employees, respectively. The sales and marketing staff is located in North America, Japan, Europe and Canada. The Company does not anticipate entering into independent distributor arrangements for the foreseeable future and intends to sell exclusively through direct sales personnel because of the high level of technical expertise and support required by customers.* Pursuant to a special agreement, one of the Company's customers has the right to re-market the Company's test systems as part of an integrated product sale.

         The Company's sales strategy is to focus on the functional groups related to the customer's product development cycle, including research and development, network integration and final test. Sales to a new customer have often led to sales at other facilities of the customer, as often a customer performs development at multiple sites in order to adapt its telecommunications equipment to local requirements and standards. The Company intends to continue to leverage its existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, because users of similar test systems can benefit from sharing test scripts and results, an initial sale can facilitate a subsequent sale to other equipment manufacturers and network operators.

         The Company has implemented a number of marketing initiatives to support the sales of its products and services. These efforts are intended to inform customers of the capabilities and benefits of the Company's advanced software-based test systems. Marketing programs include direct mail, on-site customer seminars, limited participation in industry trade shows, technology conferences and forums and dissemination of information concerning products through the Company's website.

         Customers generally purchase on an as-needed basis, and none of the Company's customers has entered into agreements that require minimum purchases. The Company's products generally are shipped within 15 to 30 days after orders are received. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

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

International Sales

         International sales constituted approximately 53%, 72% and 78% of the Company's total revenues in fiscal 1997, 1998 and 1999, respectively. The
Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. In addition, the Company has offices and sales staff located in Japan, the United Kingdom, Germany, Sweden, France and Canada and plans to open new offices internationally from time to time.*

         Subsequent to September 30, 1999, the Company received information that sales to NTT, a major customer in Japan and our largest customer in fiscal 1999, would likely be significantly reduced beginning in fiscal 2000. The Company believes that these reductions are due to the intensely competitive marketplace in Japan and to significant reductions in NTT's budget. The Company believes that sales in Japan will not represent as large a percentage of total revenue and this will likely have a negative effect on the Company's long term growth expectations. Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

DCT Product Line Support

         Due to the complexity of its customers' testing needs, the Company offers its customers support and training from highly skilled technical personnel. As of September 30, 1997, 1998 and 1999, the Company had 10, 16 and 26, applications engineers worldwide who provide full-time technical support to the Company's customers, including technical assistance and development support, respectively. The Company provides ongoing training, generally at the customer's site, and technical assistance from all of its offices. Support is generally offered during normal business hours applicable to each office. The Company also offers product warranties for various lengths of time, depending on the product and country of purchase or operation.

         The Company provides periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with the Company's earlier software releases, enabling the DCT system to continue to be used as customer needs and applications evolve. As part of its ongoing software support, the Company may also develop protocol variants at the request of its customers.*

Product Development

         The Company's development efforts are directed at improving the capability, performance and ease of use of the DCT system. The Company intends to continue to devote a large portion of its engineering resources to the enhancement of its suite of software protocol modules in order to meet current and projected customer requirements. The Company also intends to continue to develop and enhance its proprietary internal tools and techniques for supporting new protocols in the DCT systems.

         The Company is continually seeking to make the DCT systems easier to use in order to expand its market to include a broad range of users. In order to run test scenarios, particularly on advanced test systems, users may need to create customized test scripts, a process that may require significant technical expertise. The Company continues to extend the CrossBow(TM) product line of pre-programmed applications, such as load generators and network entity simulators, across emerging network areas. Catapult believes that these additional product offerings will permit expansion of its market to include companies with limited programming resources.* The Company plans to expand and refine its GUI and pre-programmed applications to continue to improve the ease of use of the DCT system.* In addition, the Company is continuing to implement a number of test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American) and the Third Generation Partnership Program (3GPP). The Company believes that these new solutions will provide the opportunity to capture more revenues and sell to companies with fewer programming resources.*

         Most of the Company's hardware development program is directed towards designing protocol co-processors and associated physical interfaces. The Company has initiated these projects to increase the performance and capabilities of the DCT system and expand the range of devices to which the DCT system can be directly connected for testing purposes.

         Research and product development expenses were approximately $1.4 million, $2.0 million and $2.8 million in fiscal 1997, 1998 and 1999, respectively. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 1997, 1998 and 1999, 10, 15 and 24, of the Company's engineers, respectively, were engaged in or provided support to research and development.

Manufacturing

         The Company's manufacturing operations consist of the procurement and inspection of components, final assembly, quality control tests and packaging. Workstations that host the Company's products are either purchased by customers directly or purchased by the Company on behalf of its customers. Printed circuit boards, chassis and most of the other major components used in the Company's products are sub-assembled to the Company's specifications by independent contractors. The sub-assembled components are then delivered to the Company's facilities for final assembly, quality control and testing against product specifications and product configuration, including installation of the Company's software and proprietary hardware. The Company believes that its use of independent contractors for sub-assembly combined with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality.

         The Company has a computerized manufacturing inventory control system that is integrated with its financial bookkeeping system. This manufacturing control system monitors purchasing, inventory control and production.

Competition

         The market for telecommunications test systems is characterized by intense competition. The Company believes that the principal competitive factors affecting its market include availability of a broad range of protocols and protocol variants, system performance, length of operating history and industry experience, product reliability, ease of use, quality of service and support, status as an independent vendor and price/performance. In addition, the Company believes that potential customers consider other factors, such as the number of protocols required and whether the test system vendor sells competing telecommunications products. The Company believes that it competes favorably with respect to these factors.

         The Company believes its principal competitors are Able Communications Inc. ("Able"), Agilent Technologies Inc. ("Agilent"), IFR Systems Inc. ("IFR"), INET, Inc. ("INET"), Schlumberger, Ltd. ("Schlumberger"), Tekelec, Tektronix Inc. ("Tektronix") and Wavetek Corporation ("Wavetek"). Many of the Company's existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than the Company. The Company believes that the market for high-end testing systems is fragmented geographically. For example, Tekelec, INET, Tektronix and Schlumberger are the Company's primary competitors in North America, while its primary competitors in Europe are Tektronix, Wavetek, Schlumberger and IFR. The Company's primary competitors in Japan are Able and Tekelec. The Company also faces competition from several relatively small companies.

         The Company also competes with the internal test system groups of its customers and potential customers. Many of the Company's existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems offered by the Company.

         The Company expects competition to increase in the future from existing competitors and from other companies that may enter this market with solutions that may be less costly or provide higher performance or offer more features than the Company's solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop new test solutions for internal use or for sale to third parties in the Company's markets. Accordingly, it is possible that new competitors may emerge and acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property

         The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. The Company generally enters into nondisclosure and invention assignment agreements with its employees and consultants, and into nondisclosure agreements with its customers and suppliers. To date, the Company has not sought patent protection for its proprietary technology. The Company believes that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of the Company's employees, the nature and frequency of product enhancement and the quality of the Company's support services. However, there can be no assurance that patent protection will not become a more significant factor in the Company's industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has not federally registered any of its trademarks or copyrights. The Company's practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of the Company's trademarks and copyrights would not have a material adverse effect on the Company's intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to duplicate aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to the Company's products. The failure of the Company to protect its proprietary technology would have a material adverse effect on the Company's business, financial condition and results of operations.

         While, to date, the Company has not been subject to claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology, or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Because the Company does not rely on patents to protect its technology, the Company will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed, misappropriated or similar technology at a reasonable cost, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company indemnifies its customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for the Company to indemnify a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

         As of September 30, 1999, the Company employed 93 full-time employees, including 24 in research and development, 26 in application engineering customer support, 25 in sales, five in marketing, eight in administration and five in manufacturing. Of these employees, 63 were employed in North America of which 46 are at the Mountain View, California headquarters, 15 in the United Kingdom and Europe and 15 in Japan. The Company is not subject to any collective bargaining agreement and has not experienced any work stoppages. The Company believes that its relations with its employees are good.

Executive Officers of the Company

         The following table sets forth certain information, as of September 30, 1999, with respect to the executive officers of the Company:

Name                         Age                  Positions
----                         ---                  ---------

Richard A. Karp............  55  President, Chief Executive Officer,
                                 Chairman of the Board and
                                 Acting Chief Financial Officer

Barry R. Hoglund...........  51  Vice President of Sales

Glenn Stewart..............  49  Vice President of Engineering

Guy R. Simpson.............  41  Vice President of Application Development

Barbara J. Fairhurst.......  51  Vice President of Operations

Terry Eastham..............  52  Vice President of Marketing

Kathy T. Omaye-Sosnow......  43  Director of Human Resources

         Dr. Richard A. Karp founded the Company in 1985 and has served as President, Chief Executive Officer and Chairman of the Board of the Company since inception. Prior to founding Catapult in 1985, Dr. Karp was Vice President of Software Development for Tri-Data, Inc., a supplier of protocol conversion equipment, from 1982 to 1985. Previously, he was a founder and Vice President of Software of Sequoia Systems, a fault-tolerant computer systems manufacturer. Dr. Karp has also served as an independent software consultant, and he spent five years as a systems programmer and project leader at Burroughs Corporation. Dr. Karp holds a Ph.D. in computer science from Stanford University, a M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

         Mr. Barry R. Hoglund joined the Company in 1993 as Vice President of Sales. From 1992 to 1993, he was Vice President of North American Sales and Service at Spectra-Physics Lasers. Prior to that, he was employed for 17 years by Watkins-Johnson Company, where his last position was Vice President of Sales and Marketing. Mr. Hoglund received a M.S. in Physics from the University of Illinois and a B.S. in Physics from the University of Minnesota.

         Mr.  Glenn  Stewart  joined the  Company in 1992 as Vice  President  of
Engineering. Prior to joining the Company, he was Director of Engineering at Tektronix/LP Com. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds a M.Sc. and a B.Sc. in Computer Science from the University of Toronto.

         Mr. Guy R. Simpson has served as Deputy Chairman of Catapult Communications Ltd. ("CCL"), the Company's UK subsidiary, since October 1996 and was elected Vice President of Applications Development of the Company in May 1998. Mr. Simpson joined the Company in 1989 and has held a number of technical and management positions with the Company and CCL since that time. From October 1996 to April 1998, Mr. Simpson was the Director of Field Test Systems for the Company. From July 1994 to September 1996, Mr. Simpson was Managing Director of CCL. From July 1992 to June 1994, he was Secretary of CCL. Prior to joining the Company, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

         Mr. Barbara J. Fairhurst joined the Company in June 1995 as Director of Operations. From 1994 to 1995, Ms. Fairhurst was Principal at BJF Consulting, a consulting firm, where she developed business plans and implemented operating systems. From 1990 to 1993, Ms. Fairhurst was Corporate Vice President at Intersource Technologies, Inc., where she was responsible for operations and manufacturing. Prior to that time, Ms. Fairhurst spent 10 years as President and Chief Operating Officer of Sequential Circuits, a manufacturer of electronic music equipment. Ms. Fairhurst holds a M.B.A. from the Santa Clara University and a B.A. from San Jose State University.

         Mr. Terry Eastham joined the Company in 1999 as the company's first Vice President of Marketing. Prior to joining the Company, he served as Chief Operating Officer for Sherwood Networks, a manufacturer of network computers and display terminals. Previously, he spent six years at Wyse Technology as Vice President of Product Marketing and 17 years at Hewlett-Packard Co. where he held a variety of marketing and sales development positions. Mr. Eastham holds both a M.B.A. degree and a M.S. in Physics degree from Washington University and a B.S. degree in Physics from Oklahoma State University.

         Ms. Kathy T. Omaye-Sosnow joined the Company in 1997. Ms. Omaye-Sosnow has served as the Company's Director of Human Resources since June of 1999. Prior to that, Ms. Omaye-Sosnow served as the Company's Manager of Human Resources. Prior to joining the Company, she held a variety of human resources positions, most recently as Manager of Corporate Employment at McKesson HBOC Corporation, a pharmaceutical distributor and health management corporation. Prior to that, she was employed with Delta Dental Plan of California, a dental insurance firm in California, where she held various human resources positions. Ms. Omaye-Sosnow holds a B.S. degree in Human Resources from California State University, Sacramento.

ITEM 2.       PROPERTIES

         The Company's executive offices, product development and primary support and production operations are located in Mountain View, California, where the Company occupies approximately 17,750 square feet pursuant to a lease that expires early in 2002. The annual rent for the property is approximately $168,000. The Company believes that this facility will be adequate for its planned purposes.*

         In addition, the Company leases professional services office space in the following locations with the following approximate square footage: 2,000 square feet in Schaumburg, Illinois; 1,500 square feet in Dallas, Texas; 1,300 square feet in Ottawa, Canada; 1,950 square feet in Chippenham, England; and 2,000 square feet in Tokyo, Japan.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not subject to any pending legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         The Company's common stock is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "CATT." The following table sets forth the range of high and low closing sales prices for each period indicated beginning on February 11, 1999 when the Company's common stock began trading on Nasdaq:

                                                1999
                                                ----
                                      High                  Low
                                      ----                  ---
Second quarter                      $15.15                 $ 9.94
Third quarter                       $30.69                 $12.75
Fourth quarter                      $27.19                 $13.75

         The Company had approximately 54 stockholders of record as of September 30, 1999. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore does not anticipate paying cash dividends in the foreseeable future.*

ITEM 6.       SELECTED FINANCIAL DATA

         The following selected financial data is qualified by reference to and should be read in conjunction with the "Management Discussion and Analysis of
Financial Condition and Results of Operations" section and Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

Consolidated Statements of Income Data:

                                                                        Fiscal Year Ended September 30,
                                                  -----------------------------------------------------------------------------
                                                     1995            1996            1997             1998            1999
                                                  ------------    ------------    ------------    -------------    ------------
                                                                    (in thousands, except per share data)
Revenues:
     Product Sales...........................          $5,857          $7,690         $11,519          $15,833         $25,505
     Services................................           1,012           1,562           1,833            2,373           3,450
                                                  ------------    ------------    ------------    -------------    ------------
         Total revenues......................           6,869           9,252          13,352           18,206          28,955
                                                  ------------    ------------    ------------    -------------    ------------
Cost of revenues:
     Product sales...........................             804           1,103           1,576            1,852           2,701
     Services................................             132             246             344              564             945
                                                  ------------    ------------    ------------    -------------    ------------
         Total cost of revenues..............             936           1,349           1,920            2,416           3,646
                                                  ------------    ------------    ------------    -------------    ------------
     Gross profit............................           5,933           7,903          11,432           15,790          25,309
                                                  ------------    ------------    ------------    -------------    ------------
Operating expenses:
     Research and development................             697             908           1,419            2,001           2,777
     Sales and marketing.....................           1,300           1,881           2,550            3,242           5,623
     General and administrative..............             889           1,384           2,063            2,188           2,485
     Offering costs..........................              --              --              --              769              --
                                                  ------------    ------------    ------------    -------------    ------------
         Total operating expenses............           2,886           4,173           6,032            8,200          10,885
                                                  ------------    ------------    ------------    -------------    ------------
Operating income.............................           3,047           3,730           5,400            7,590          14,424
     Interest income.........................             224             269             380              594           1,294
     Other income (expense)..................             126            (209)             (6)            (263)           (107)
                                                  ------------    ------------    ------------    -------------    ------------
     Income before taxes.....................           3,397           3,790           5,774            7,921          15,611
     Provision for taxes.....................           1,225           1,502           2,436            3,396           6,706
                                                  ------------    ------------    ------------    -------------    ------------
         Net income..........................          $2,172          $2,288         $ 3,338          $ 4,525         $ 8,905
                                                  ============    ============    ============    =============    ============
Earnings per share:
     Basic...................................           $0.23           $0.24           $0.35            $0.44           $0.75
                                                  ============    ============    ============    =============    ============
     Diluted.................................           $0.22           $0.22           $0.31            $0.41           $0.73
                                                  ============    ============    ============    =============    ============
Shares used in per share calculation:
     Basic...................................           9,581           9,621           9,630           10,369          11,874
                                                  ============    ============    ============    =============    ============
     Diluted.................................          10,058          10,301          10,605           10,940          12,217
                                                  ============    ============    ============    =============    ============

Consolidated Balance Sheet Data:

                                                                       Fiscal Year Ended September 30,
                                                  -----------------------------------------------------------------------------
                                                     1995            1996            1997             1998            1999
                                                  ------------    ------------    ------------    -------------    ------------
                                                                               (in thousands)
Cash, cash equivalents and short-term
investments................................            $5,438          $7,171         $10,672          $15,229         $41,654
Working capital............................             4,260           6,496           9,698           14,006          42,372
Total assets...............................             6,760           9,542          14,035           19,495          50,667
Redeemable common stock....................                --              --              --            5,000              --
Total stockholders' equity.................            $4,557          $6,832         $10,170          $10,150         $43,589

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                                                                                     Percentage of Total Revenues Fiscal Year
                                                                                               Ended September 30,
                                                                                    -------------------------------------------
                                                                                       1997           1998            1999
                                                                                    -----------    ------------    ------------
Revenues:
     Product Sales..........................................................             86.3%          87.0%           88.0%
     Services...............................................................             13.7           13.0            12.0
                                                                                    -----------    ------------    ------------
         Total revenues.....................................................            100.0          100.0           100.0
                                                                                    -----------    ------------    ------------
Cost of revenues:
     Product sales..........................................................             11.8           10.2             9.3
     Services...............................................................              2.6            3.1             3.3
                                                                                    -----------    ------------    ------------
         Total cost of revenues.............................................             14.4           13.3            12.6
                                                                                    -----------    ------------    ------------
     Gross profit...........................................................             85.6           86.7            87.4
                                                                                    -----------    ------------    ------------
Operating expenses:
     Research and development...............................................             10.6           11.0             9.6
     Sales and marketing....................................................             19.1           17.8            19.4
     General and administrative.............................................             15.5           12.0             8.6
     Offering costs.........................................................               --            4.2              --
                                                                                    -----------    ------------    ------------
         Total operating expenses...........................................             45.2           45.0            37.6
                                                                                    -----------    ------------    ------------
Operating income............................................................             40.4           41.7            49.8
     Interest income........................................................              2.8            3.3             4.5
     Other income (expense).................................................               --           (1.5)           (0.4)
                                                                                    -----------    ------------    ------------
     Income before taxes....................................................             43.2           43.5            53.9
     Provision for taxes....................................................             18.2           18.6            23.2
                                                                                    -----------    ------------    ------------
         Net income.........................................................             25.0%          24.9%           30.8%
                                                                                    ===========    ============    ============
Gross margin on product sales...............................................             86.3%          88.3%           89.4%
                                                                                    ===========    ============    ============
Gross margin on services....................................................             81.2%          76.2%           73.0%
                                                                                    ===========    ============    ============

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company's revenues are derived from product sales, which include both licenses of the DCT system software and sales of hardware, and from services, which includes customer support under software support contracts, as well as installation and training. Prices for the DCT system vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to $150,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation from the Company or provide a workstation to the Company for configuration. Product sales are recognized upon shipment provided that no significant vendor obligations remain and collection is considered probable.

         The Company offers product warranties for various lengths of time, depending on the product and country of purchase or operation. Customers may elect to purchase an annual software support contract, which includes both ongoing technical support and any new software releases made available during the term of the support contract. These software releases include protocol variants for protocols already purchased by the customer. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers typically purchase onsite installation and training, which are charged on a fixed-price basis and recognized as the services are performed.

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

         Due to the relatively fixed nature of most of the Company's costs, including personnel and facilities costs and because operating expenses are based on anticipated revenue, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes, therefore, that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. For all of the foregoing factors, as well as other unanticipated factors, it is possible that in some future quarter the Company's results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Company's common stock will likely be materially adversely affected.

Fiscal Years Ended September 30, 1998 and 1999

     Revenues

         Revenues increased by approximately 59% from $18.2 million in fiscal 1998 to $29.0 million in fiscal 1999. Over the same period, product sales increased by approximately 61% from $15.8 million in fiscal 1998 to $25.5 million in fiscal 1999. Services revenue increased by approximately 46% from $2.4 million in fiscal 1998 to $3.5 million in fiscal 1999. The increase in product sales was primarily attributable to increased system sales to international customers, including a large sale in the second quarter to NTT DoCoMo of Japan, and domestic customers as well as increased sales of the Company's MPI cards. The increase in service revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue will vary depending in part on the relative contributions of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

         Subsequent to September 30, 1999, the Company received information that sales to NTT, the Company's largest customer in fiscal 1999 and a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes that these reductions are due to the intensely competitive marketplace in Japan and to significant reductions in NTT's budget. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations. Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

     Cost of Revenues

         Cost of product sales increased by approximately 42% from $1.9 million for fiscal 1998 to $2.7 million in fiscal 1999. Gross margin on product sales increased from 88.3% for fiscal 1998 to 89.4% in fiscal 1999. This increase was due primarily to a significantly higher proportion of higher margin sales in Japan and increased sales of higher margin proprietary products, such as MPI cards, in fiscal 1999. Cost of services increased by approximately 68% from $564,000 for fiscal 1998 to $945,000 for fiscal 1999 due primarily to increased cost of engineering personnel additions. Gross margin on services decreased from 76.2% for fiscal 1998 to 73.0% for fiscal 1999 as the Company added application and other engineers to service the increased sales to customers. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on service revenue due to market factors affecting pricing as well as the timing of system sales and support contract renewals.

     Research and Development

         Research and development expenses increased by approximately 39% from $2.0 million for fiscal 1998 to $2.8 million in 1999. As a percentage of total revenues, research and development expenses decreased slightly from 11.0% to 9.6% over the same period. The increase in expenses was due primarily to increased spending on projects and increases in the cost to recruit and retain software and application engineering personnel. The decrease in expenses as a percentage of sales was due primarily to revenue growth at a higher rate than R&D expense growth.

     Sales and Marketing

         Sales and marketing expenses increased by approximately 73% from $3.2 million for fiscal 1998 to $5.6 million in fiscal 1999. As a percentage of total revenues, sales and marketing expenses increased from 17.8% for fiscal 1998 to 19.4% in fiscal 1999. The increases were due primarily to higher compensation and occupancy cost resulting from the hiring of additional sales staff in the UK, Europe, Canada and the US, expansion of Japanese sales office, opening a sales office in Texas and hiring a Vice President of Marketing along with additional marketing personnel.

     General and Administrative

         General and administrative expenses increased by approximately 14% from $2.2 million for fiscal 1998 to $2.5 million in fiscal 1999. As a percentage of total revenues, general and administrative expenses decreased from 12.0% to 8.6% over the same period. This increase was due primarily to increased bonuses, executive compensation cost and cost associated with being a public company.

     Investment Income

         Investment income increased from $594,000 for fiscal 1998 to $1,294,000 in fiscal 1999 due to the investment of cash balances and the proceeds from the initial public offering.

     Other Income (expense)

         Other expense decreased from $263,000 for fiscal 1998 to $107,000 in fiscal 1999 due primarily to lower exchange losses and hedging cost related to transactions denominated in foreign currencies.

     Income taxes

         The Company's effective tax rate was 42.9% in fiscal 1998 and fiscal 1999. The effective tax rate primarily reflects the higher percentage of revenues derived by the Company from international operations in fiscal 1999, particularly its operations in Japan, which has an overall higher corporate tax rate than the US.

Fiscal Years Ended September 30, 1997 and 1998

     Revenues

         Revenues increased by approximately 36% from $13.4 million in fiscal 1997 to $18.2 million in fiscal 1998. Over the same period, product sales increased by approximately 37% from $11.5 million in fiscal 1997 to $15.8 million in fiscal 1998. Services revenue increased by approximately 29% from $1.8 million in fiscal 1997 to $2.4 million in fiscal 1998. The increase in product sales was primarily attributable to increased system sales to international customers as well as increased sales of the Company's MPI cards. The increase in service revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue varied depending in part on the relative contributions of each sales region. The Company has historically received lower services revenue in Japan in proportion to its product sales, principally due to market factors affecting the pricing of such services.

     Cost of Revenues

         Cost of product sales increased by approximately 18% from $1.6 million for fiscal 1997 to $1.9 million in fiscal 1998. Gross margin on product sales increased from 86.3% for fiscal 1997 to 88.3% in fiscal 1998. This increase was due primarily to a significantly higher proportion of higher margin international sales and to increased sales of higher margin proprietary products, such as MPI cards, in fiscal 1998. Cost of services increased by approximately 64% from $344,000 for fiscal 1997 to $564,000 for fiscal 1998 due to personnel additions. Gross margin on services decreased from 81.2% for fiscal 1997 to 76.2% for fiscal 1998 as the Company added support personnel in anticipation of increased sales. Gross margin on services varied depending in part on the amount of sales to Japan, where the Company historically generated lower margins on service revenue due to market factors affecting pricing.

     Research and Development

         Research and development expenses increased by approximately 41% from $1.4 million for fiscal 1997 to $2.0 million in 1998. As a percentage of total revenues, research and development expenses increased slightly from 10.6% to 11.0% over the same period. These increases were due primarily to an increase in engineering personnel.

     Sales and Marketing

         Sales and marketing expenses increased by approximately 27% from $2.6 million for fiscal 1997 to $3.2 million in fiscal 1998 as the Company hired additional personnel. As a percentage of total revenues, sales and marketing expenses decreased from 19.1% for fiscal 1997 to 17.8% in fiscal 1998.

     General and Administrative

         General and administrative expenses increased slightly from $2.1 million for fiscal 1997 to $2.2 million in fiscal 1998. As a percentage of total revenues, general and administrative expenses decreased from 15.5% to 12.0% over the same period. This percentage decrease was due primarily to a decrease of approximately $500,000 in executive bonuses, offset in part by personnel additions, settlement of a claim and $176,000 of deferred compensation expense related to employee stock option grants.

     Offering Costs

         In fiscal 1998, the Company expensed $769,000 of costs related to its delayed initial public offering. There were no such costs in the comparable period of fiscal 1997.

     Investment Income

         Interest income increased from $380,000 for fiscal 1997 to $594,000 in fiscal 1998 due to an increase in the Company's cash and cash equivalent balances and short-term investments.

     Other Income (expense)

         Other expense was $6,000 for fiscal 1997 and was $263,000 in fiscal 1998, due to exchange losses related to transactions denominated in foreign currencies.

     Income Taxes

         The Company's effective tax rate was 42.2% in fiscal 1997 and 42.9% in fiscal 1998. The increase in the tax rate primarily reflects the higher percentage of revenues derived by the Company from international operations in fiscal 1998, particularly its operations in Japan, which has a relatively high tax rate.

Liquidity and Capital Resources

         Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations.

         On February 11, 1999, the Company consummated an initial public offering of 3,352,500 shares of its common stock at a price to the public of $10.00 per share, of which 2,100,000 shares were issued and sold by the Company and 1,252,500 shares were sold by certain stockholders of the Company. The proceeds, net of underwriter fees and other expenses, to the Company from the offering were approximately $19.2 million.

         The Company's operating activities provided cash of $3.4 million, $4.8 million and $7.6 million in fiscal 1997, 1998 and 1999, respectively, principally from net income in those periods. The use of cash in the Company's operations for fiscal 1997, 1998 and 1999 was primarily attributable to a significant increase in accounts receivable due to increased sales and increases in accrued liabilities and deferred revenue offset in part by decreases in accounts payable. Investing activities, consisting primarily of purchases and sale of short-term investments and additions to property and equipment, provided cash of $167,000 in fiscal 1997 and used cash of $562,000 and $33,552,000 in fiscal 1998 and 1999, respectively. Financing activities were immaterial in fiscal 1997. Financing activities provided cash of $212,000 in fiscal 1998 from the exercise of stock options and $18,987,000 in fiscal 1999, primarily as a result of proceeds from the Company's initial public offering and the proceeds from the exercise of stock options offset in part by a repurchase of stock from an executive officer in fiscal 1999.

         As of September 30, 1999, the Company had working capital of $42.3 million and cash and cash equivalents of $8.5 million and temporary investments of $33.2 million. As of September 30, 1999, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $500,000 in fiscal 2000.

         The Company believes that cash and cash equivalents and temporary investments and funds generated from operations, will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Year 2000 Readiness Disclosures

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company's internal information systems, including its financial accounting, product development and operations systems, utilize software and hardware provided by third parties. In most cases, the Company employs widely available software applications and other products from leading third-party vendors and has been advised by such vendors that such products and upgrades are Year 2000 compliant. However, the failure of such third-party products to operate properly with regard to the Year 2000 or thereafter could require the Company to incur unanticipated expenses to remedy any problems or otherwise disrupt the Company's business.

         Non-information technology systems that utilize embedded technology, such as microcontrollers, have been upgraded or replaced to become Year 2000 compliant. The Company does not believe that it uses any non-information technology systems the failure of which would be material to the Company's business, financial condition and results of operations, although there can be no assurance in this regard.*

         The Company generally represents to its customers that it has achieved Year 2000 compliance for its products and believes this to be the case.* The Company's products do not contain hardware components or software which involve the rollover of dates. The Company's products may be integrated by the Company or its customers with, or otherwise interact with, non-compliant hardware and software produced by other companies, which may expose the Company to claims from its customers. The foregoing may result in the loss of or delay in market acceptance of the Company's products and services or increased service and warranty costs to the Company, both of which would have a material adverse effect on the Company's business, financial condition and results of operations. Given the large number of such third-party hardware and software products and the Company's limited resources, the Company does not intend to review such products for Year 2000 compliance.

         The Company surveyed its key vendors regarding their readiness and exposure with respect to the Year 2000 problem. The Company has not been notified to date by these vendors that they are not Year 2000 compliant. The Company believes that it will have adequate inventory on hand of all key components and will therefore have adequate time to find a replacement vendor in the event supplies from one of its key vendors are disrupted due to Year 2000 issues.* However, there can be no assurance that its plans will be adequate and that it will not experience unanticipated disruption in the supply of components which could delay or result in the loss of revenue.

         The Company's customers are large companies with complex operations and as such the Company cannot adequately assess the impact which Year 2000 issues might have on their operations. In addition, since the Company's sales are highly concentrated, with its top four customers accounting for 87% of its business in fiscal year 1999, operational disruptions caused by the Year 2000 could have an adverse effect on the timing and size of the Company's sales during the Year 2000 and a material impact on its business, financial condition and results of operations.

         To date, the Company has not incurred material costs associated with its efforts to become Year 2000 compliant. Furthermore, based on its assessment to date, the Company believes that any future costs associated with its Year 2000 compliance efforts will not be material.*

         The Company does not intend to develop any specific contingency plans to address the effects of any Year 2000 problems. The Company believes that it has adequate liquidity to sustain a temporary disruption in its business as a result of such problems.* However, since it cannot forecast with any certainty the impact, extent and duration of any Year 2000 problems on the Company, its customers or its suppliers, there can be no assurance that the Company's resources will be adequate to withstand any prolonged disruption.

Factors That May Affect Future Results

         The risk factors set forth below and elsewhere in this Report on Form 10-K are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

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

         The Company's revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. See "Dependence on Limited Number of Customers" below. The Company's products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon shipment of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

         Subsequent to September 30, 1999, the Company received information that sales to NTT, the Company's largest customer in Japan in fiscal 1999, would likely be significantly reduced beginning in fiscal 2000. The Company believes that these reductions are due to the intensely competitive marketplace in Japan and to significant reductions in NTT's budget. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations. Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

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

     Dependence on Limited Number of Customers

         The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the fiscal year ended September 30, 1999, the Company's top four customers represented approximately 87% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

     Stock Market Fluctuations

         In recent years, the stock market in general and the market for technology stocks in particular, including the Company's common stock, have experienced extreme price fluctuations. The market price of the Company's common stock may be significantly affected by various factors such as quarterly variations in the Company's operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company's common stock will not experience significant fluctuations in the future.

     Competitive Market for Technical and Sales Personnel

         The Company's success depends in part on its ability to attract, hire, train, retain and motivate qualified technical and sales personnel with appropriate levels of managerial and technical capabilities. The Company believes that a significant level of expertise is required to develop and market the Company's products and services effectively. The Company has in the past experienced, and expects to continue to experience, difficulty in recruiting qualified technical and sales personnel. The Company believes that the pool of potential applicants with the requisite expertise is very limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. The Company competes for such personnel with a number of other companies, many of which have substantially greater resources than the Company. Such competition has also resulted in demands for increased compensation from qualified applicants, and the Company may not be able to compete effectively for such personnel with companies that provide more attractive compensation arrangements. There can be no assurance that the Company will be successful in attracting and retaining the technical and sales personnel it requires to conduct and expand its operations successfully on a timely basis. The failure to attract, hire, train, retain and motivate qualified technical and sales personnel in the future would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk Associated with International Operations

         International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last three fiscal years, a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

         Most of the Company's international sales, including its sales in Japan, are denominated in local currencies. Although the Company currently engages in hedging transactions with respect to certain receivables resulting from certain inter-company sales, there can be no assurance that the Company will continue to do so or that its hedging activities will be successful. Fluctuations in foreign currency exchange rates may contribute to fluctuations in the Company's operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of the Company's operations in affected markets. Similarly, such fluctuations may cause the Company to raise prices, which could affect demand for the Company's products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which the Company does business, the Company's business, financial condition and results of operations would be materially adversely affected.

     Management of Growth

         The Company's growth has placed, and is expected to continue to place, significant demands on its management, administrative and operational resources. To manage expansion effectively, the Company needs to continue to develop and improve its operational and financial systems, sales and marketing capabilities and expand, train, retain, manage and motivate its employee base. Some of the Company's senior management have not previously managed a business of the Company's size, and these individuals have limited experience managing a public company. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to successfully exploit future market opportunities or successfully manage the Company's relationships with customers and other third parties. There can be no assurance that the Company will continue to grow or, if it does, that the Company will effectively manage such growth. Any failure to manage growth would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Customer Outsourcing of Test Systems

         The Company's success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of the Company's products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of the Company's existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. There can be no assurance that the Company's customers will continue, or that new customers will choose, to outsource any of their test systems and service requirements or that the Company's products and services will be widely adopted. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if the Company's products and services are not widely adopted as a telecommunications test solution, the Company's business, financial condition and results of operations would be materially adversely affected.

     Competitive Market

         The market for the Company's products is highly competitive. Many of the Company's competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company's products is intense. Any material reduction in the price of the Company's products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company's business, financial condition and results of operations. Increased competition for the Company's products that result in lower product sales could also adversely impact the Company's upgrades sales. The Company's ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

     Dependence on Rapidly Evolving Telecommunications Industry

         The Company's future success is dependent upon the continued growth of the telecommunications industry. The global telecommunications industry is evolving rapidly, and it is difficult to predict its potential growth rate or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that has resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the Company or its business strategies. In addition, there can be no assurance that the growth in demand for Internet services and the resulting need for high speed or enhanced telecommunications equipment will continue at its current rate or at all.

         While the Company's operations are not directly regulated, the Company's existing and potential customers are subject to a variety of United States and foreign governmental regulations. Such regulations may adversely affect the telecommunications industry, limit the number of potential customers for the Company's products and services or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Recently enacted legislation deregulating the telecommunications industry, including the Telecommunications Act of 1996 (the "Telecommunications Act"), has caused significant changes in the telecommunications industry, including the entrance of new competitors and possible industry consolidation, which could in turn affect demand for the Company's telecommunications test solutions or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Currently, the Federal Communications Commission ("FCC") and state authorities are implementing the provisions of the Telecommunications Act, and several of the decisions by the FCC and state authorities are being challenged in court. Therefore, the Company cannot at this time predict the extent to which such legislation and related litigation will affect the Company's current and potential customers or ultimately affect the Company's business, financial condition and results of operations.

         The Company's future success is dependent upon the increased utilization of its test solutions by network operators and telecommunications equipment manufacturers. Industry-wide network equipment and infrastructure development driving the demand for the Company's products and services may be delayed or prevented by a variety of factors, including cost, regulatory obstacles or the lack of or reduction in consumer demand for advanced telecommunications products and services. There can be no assurance that telecommunications equipment manufacturers and network operators will develop new technology or enhance current technology or, if developed, that such new technology or enhancements will create demand for the Company's products or services.

     Dependence on Key Personnel

         The Company's future growth and success depends to a significant extent upon the continuing services of its executive officers and other key employees. During fiscal 1999, the Chief Financial Officer and Corporate Controller resigned from the Company to pursue other interests. Efforts were begun immediately to locate and hire replacements. The Company has retained an interim Controller to manage the accounting and reporting functions while continuing the search for full-time replacements.

         The Company does not have long-term employment agreements or non-competition agreements with any of its employees. Competition for qualified management and other high-level telecommunications industry personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of services of any key employees would have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains, and is the beneficiary of, a key person life insurance policy in the amount of $2 million with respect to Dr. Richard A. Karp, the Company's President, Chief Executive Officer and Chairman of the Board.

     Rapid Technological Change; Uncertainty of Acceptance of the Company's Products and Services

         The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company's future success will depend in part on its ability to anticipate and respond to these changes by enhancing its existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. In addition, because of the rapid technological change characteristic of the telecommunications industry, the Company may be required to support legacy systems used by its customers, which may place additional demands on the Company's personnel and other resources and may require the Company to maintain an inventory of otherwise obsolete components.

         The Company's test systems currently operate only on the UNIX operating system. The Company's current and prospective customers may require other operating systems to be used in their telecommunications test systems, such as Windows 95, Windows 98 or Windows NT or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's success will depend in part on whether a large number of telecommunications equipment manufacturers and network operators purchase the Company's products and services. Because the telecommunications market is rapidly evolving, it is difficult to predict the future success of products and services in this market. The customers in this market use products from a number of competing suppliers for various testing purposes, and there has not been broad adoption of the products of one company. There can be no assurance that the Company's current or future products or services will achieve widespread acceptance among network operators, telecommunications equipment manufacturers or other potential customers or that solutions developed by competitors will not render the Company's products obsolete or uncompetitive. In the event the telecommunications industry does not broadly adopt the Company's products or services or does so less rapidly than expected by the Company, or in the event the Company's products are rendered obsolete or uncompetitive by more advanced solutions, the Company's business, financial condition and results of operations would be materially adversely affected.

     Dependence on Sole and Single Source Suppliers

         The Company purchases many key components, including certain microprocessors, workstations, bus interface and other chips, connectors and other hardware, from the sole supplier of a particular component. For other components, even though multiple vendors may exist, the Company may purchase components from only a single source. The Company does not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of the Company's products to adapt to new components may also be required and could entail substantial time and expense. In addition, the process of manufacturing certain of these components is extremely complex, and the Company's reliance on the suppliers of these components exposes the

Company to potential production difficulties and quality variations, which could negatively affect cost and timely delivery of the Company's products. The Company has from time to time in the past experienced supply problems as a result of the financial or operational difficulties of its suppliers, shortages and discontinuations resulting from component obsolescence. Although the Company, to date, has not experienced material delays in product deliveries to its customers resulting from such supply problems, there can be no assurance that supply problems will not recur or, if such problems do recur, that satisfactory solutions would be found. Any prolonged inability to obtain adequate amounts of fully functional components or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's relationship with its customers as well as on its business, financial condition and results of operations.

     Dependence on Third-Party Manufacturers

         The Company relies on a limited number of independent manufacturers, some of which are small, privately held companies, to provide certain assembly services to the Company's specifications. The Company does not have any long-term supply agreements with any third-party manufacturer. In the event of a reduction or interruption in assembly services to the Company, the Company's business, financial condition and results of operations would be materially adversely affected until the Company was able to establish sufficient assembly services supply from alternative sources. There can be no assurance that alternative manufacturing sources will be able to meet the Company's future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices.

     Risk of Product Defects

         Products as complex as those offered by the Company may contain undetected errors or "bugs," particularly when first introduced or when new versions are released. There can be no assurance that errors will not be found in future releases of the Company's software or that any such errors will not generate adverse publicity, impair the market acceptance of these products, create customer concerns or adversely affect operating results due to product returns, the costs of generating corrective releases or otherwise.

     Product Liability

         The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions, particularly since the Company sells a majority of its products internationally. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company does not maintain product liability insurance. There can be no assurance that the failure to maintain product liability insurance, in the event of the successful assertion against the Company of one or a series of large uninsured claims, would not have a material adverse effect on the Company's business, financial condition and results of operations.

     Product Concentration

         To date, substantially all of the Company's revenues have been attributable to sales of the DCT family of products and related services. The Company currently expects the DCT family of products and related services to account for substantially all of its revenues for the foreseeable future.* As a result, factors adversely affecting the pricing of or demand for DCT products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the DCT family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the DCT family of products and related services.

     Control By Principal Stockholder

         As of November 30, 1999, Dr. Richard A. Karp beneficially owned 6,966,875 shares or approximately 55% of the Company's common stock outstanding on such date, which includes 2,786,875 shares beneficially owned as of such date by Ms. Nancy H. Karp. Dr. Karp has voting control through a voting trust, but not dispositive power, with respect to the shares beneficially owned by Ms. Karp. As a result, Dr. Karp has the ability to control matters requiring approval by the stockholders of the Company, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     Limited Protection of Proprietary Rights; Enforcement of Rights

         The Company's success and its ability to compete effectively are dependent in part upon its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. To date, the Company has not sought patent protection for its proprietary technology. There can be no assurance that patent protection will not become a more significant factor in the Company's industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has not federally registered any of its trademarks or copyrights. The Company's practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of the Company's trademarks and copyrights would not have a material adverse effect on the Company's intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to duplicate aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to the Company's products. The failure of the Company to protect its proprietary technology would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks of Third-Party Claims of Infringement

         The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date, the Company has not been subject to claims of infringement or misappropriation of intellectual property by third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Because the Company does not rely on patents to protect its technology, the Company will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed, misappropriated or similar technology at a reasonable cost, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the Company indemnifies its customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for the Company to indemnify a customer could have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Relating to Potential Acquisitions

         As part of its business strategy, the Company may make acquisitions of, or significant investments in, companies, products or technologies that it believes are complementary, although no such acquisitions or investments are currently pending. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company's ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired Company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of the integration of new management personnel. The Company has no experience in assimilating acquired companies or product lines into its operations. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. Furthermore, future acquisitions by the Company could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operation or on the market price of the Company's common stock.

     Product Development Risks

         The Company's future success will depend in part on its ability to anticipate and respond to changing industry standards and customer requirements by enhancing its existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands.

     Anti-Takeover Effect of Nevada Law and Charter and Bylaw Provisions; Availability of Preferred Stock for Issuance

         Nevada law and the Company's Articles of Incorporation and Bylaws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company's common stock. In addition, the Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to those of the common stock and that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock or rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange Risk and Derivative Financial Instruments

         The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense). To date, the Company has not fully hedged all risk associated with its sales denominated in foreign currencies, and there can be no assurance that the Company's hedging activities, if any, will be successful.

         At September 30, 1999, the Company had forward exchange contracts maturing in fiscal 2000 to sell approximately $7 million in Japanese Yen and $1.9 million in Pounds Sterling designed to hedge against future movements in foreign exchange rates. At September 30, 1998, the Company had forward exchange contracts maturing in fiscal 1999 to sell approximately $560,000 in Japanese Yen. In addition, at September 30, 1999, the Company had a foreign currency call option contract for $2 million in Japanese Yen maturing on June 30, 2000. This option, redeemable at maturity, was in the money at September 30, 1999. The fair market value of the contracts at September 30, 1999 was not material.

         The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations and believes that any such losses would not be material.*

                                                              GLOSSARY

Asynchronous Transfer         A cell-based network technology  protocol that supports  simultaneous  transmission of data, voice and
Mode (ATM)                    video typically at T-1 or higher speeds.

Code Division Multiple        A  digital  wireless  technology  that  uses  a  modulation  technique  in  which  many  channels  are
Access (CDMA)                 independently coded for transmission over a single wideband channel.

E-1                           A digital  transmission link used by European carriers to transmit thirty-two 64 Kbps digital channels for voice or data.

Frame Relay                   An  access  standard  which  employs  a  form  of  packet  switching  to  facilitate  high-speed  data communications.

Global System for Mobile      A digital wireless technology that is widely deployed in Europe and,  increasingly,  in other parts of
Communications (GSM)          the world.

Graphical User
Interface (GUI)               A graphics-based computer interface that usually incorporates icons, pull-down menus and a mouse.

Intelligent Network (IN)      A network that allows  functionality  to be distributed  flexibly to a variety of nodes on and off the network and allows that architecture to be modified to control network services.

Integrated Services           An international telecommunications standard for transmitting voice, data and video over digital lines
Digital Network (ISDN)        at transmission speeds of up to 142 Kbps.

IS-41 (Interim Standard 41)   A signaling protocol used in the North American cellular applications.

Personal Communication
Service (PCS)                 A digital cellular communication service offered by some North American operators.

Personal Digital
Cellular (PDC)                A digital cellular communication service used in Japan.

Protocol                      A  specific  set of rules,  procedures  or  conventions  governing  the  format,  means and  timing of transmissions between two devices.

System Signalling 7 (SS7)     A message-based  protocol for exchanging  signaling and control  information between telephony network entities.

T-1                           A point-to-point  dedicated line with transmission  speeds of up to 1.544 Mbps widely used for private networks and high-speed links to the Internet.

V5                            A European  standard  protocol for the  interface  between the access  network and the carrier  switch principally for basic telephony.

Variant                       A specific implementation of a protocol, typically unique to a country or region.

X.25                          A switched  communications  protocol  that defines how data streams are to be assembled  into packets, controlled, routed and protected as they cross a network.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              CATAPULT COMMUNICATIONS CORPORATION
                                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                           Page
Financial Statements:                                                                                                      ----
  Report of Independent Accountants...............................................................................          31
  Consolidated Balance Sheets at  September 30, 1998 and 1999                                                               32
  Consolidated Statements of Income for each of the three years in the period ended September 30, 1999............          33
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30,
    1999..........................................................................................................          34
  Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1999........          35
  Notes to Consolidated Financial Statements......................................................................          36

  All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

  Supplementary Financial Data:
    Quarterly Financial Data (unaudited) for the two years ended September 30, 1998 and 1999 .......................        47

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Catapult Communications Corporation

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
November 2, 1999

                                              CATAPULT COMMUNICATIONS CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share and per share data)
                                                                                                                  September 30,
                                                                                                             -----------------------
                                                                                                               1998          1999
                                                                                                             --------     ----------
                                                            ASSETS
Current Assets:
   Cash and cash equivalents ...........................................................................     $ 15,229      $  8,486
   Short-term investments ..............................................................................         --          33,168
   Accounts receivable, net of allowances of $75 and $86 ...............................................        2,007         5,852
   Inventories, net ....................................................................................          612           705
   Deferred income taxes ...............................................................................          406           890
   Prepaid expenses ....................................................................................           95           349
                                                                                                             --------      --------
         Total current assets ..........................................................................       18,349        49,450
Property and equipment, net ............................................................................          778           998
Other assets ...........................................................................................          368           219
                                                                                                             --------      --------
         Total assets ..................................................................................     $ 19,495      $ 50,667
                                                                                                             ========      ========

                                 LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ....................................................................................     $    782      $    444
   Accrued liabilities .................................................................................        2,341         4,782
   Deferred revenue ....................................................................................        1,222         1,852
                                                                                                             --------      --------
         Total current liabilities .....................................................................        4,345         7,078
                                                                                                             --------      --------
Redeemable common stock (Note 5) .......................................................................        5,000          --
                                                                                                             --------      --------
Commitments (Note 7)
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized none
      issued and outstanding ...........................................................................         --            --
   Common stock, $0.001 par value, 40,000,000 shares authorized; 9,992,317
      and 12,689,394 issued and outstanding actual .....................................................           10            13
   Additional paid-in capital ..........................................................................         --          20,040
   Deferred compensation ...............................................................................         (609)         (132)
   Retained earnings ...................................................................................       10,756        23,796
   Accumulated other comprehensive income (loss) .......................................................           (7)          172
   Treasury stock, 50,000 shares at cost ...............................................................         --            (300)
                                                                                                             --------      --------
         Total stockholders' equity ....................................................................       10,150        43,589
                                                                                                             --------      --------
         Total liabilities, redeemable common stock and stockholders' equity ...........................     $ 19,495      $ 50,667
                                                                                                             ========      ========

                    The accompanying notes are an integral part of these consolidated financial statements.

                                              CATAPULT COMMUNICATIONS CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                        (in thousands, except share and per share data)
                                                                                         Year Ended September 30,
                                                                       ------------------------------------------------------------
                                                                           1997                    1998                   1999
                                                                       ------------            ------------           -------------
Revenues:
     Product sales .........................................           $     11,519            $     15,833            $     25,505
     Services ..............................................                  1,833                   2,373                   3,450
                                                                       ------------            ------------            ------------
         Total revenues ....................................                 13,352                  18,206                  28,955
                                                                       ------------            ------------            ------------
Cost of revenues:
     Product sales .........................................                  1,576                   1,852                   2,701
     Services ..............................................                    344                     564                     945
                                                                       ------------            ------------            ------------
         Total cost of revenues ............................                  1,920                   2,416                   3,646
                                                                       ------------            ------------            ------------
Gross profit ...............................................                 11,432                  15,790                  25,309
                                                                       ------------            ------------            ------------
Operating expenses:
     Research and development ..............................                  1,419                   2,001                   2,777
     Sales and marketing ...................................                  2,550                   3,242                   5,623
     General and administrative ............................                  2,063                   2,188                   2,485
     Offering costs ........................................                   --                       769                    --
                                                                       ------------            ------------            ------------
         Total operating expenses ..........................                  6,032                   8,200                  10,885
                                                                       ------------            ------------            ------------
Operating income ...........................................                  5,400                   7,590                  14,424
Interest income ............................................                    380                     594                   1,294
Other expense, net .........................................                     (6)                   (263)                   (107)
                                                                       ------------            ------------            ------------
Income before income taxes .................................                  5,774                   7,921                  15,611
Provision for income taxes .................................                  2,436                   3,396                   6,706
                                                                       ------------            ------------            ------------
Net income .................................................           $      3,338            $      4,525            $      8,905
                                                                       ============            ============            ============
Earnings per share:
     Basic .................................................           $       0.35            $       0.44            $       0.75
                                                                       ============            ============            ============
     Diluted ...............................................           $       0.31            $       0.41            $       0.73
                                                                       ============            ============            ============
Shares used in per share calculation:
     Basic .................................................              9,630,000              10,369,000              11,874,000
                                                                       ============            ============            ============
     Diluted ...............................................             10,605,000              10,940,000              12,217,000
                                                                       ============            ============            ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                             CATAPULT COMMUNICATIONS CORPORATION
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (in thousands, except share data)

                                                                                    Additional
                                                            Common Stock              Paid-in        Deferred         Retained
                                                        Shares          Amount        Capital      Compensation       Earnings
                                                     --------------------------------------------------------------------------
Balance at September 30, 1996 .................       9,629,281      $      10      $      48      $      --        $   6,828
Issuance of common stock ......................             162             --             --             --              --
Deferred stock compensation ...................            --               --            216           (216)             --
Amortization of deferred stock
     compensation .............................            --               --             --             20              --
Currency translation adjustment ...............            --               --             --             --              --
Net income ....................................            --               --             --             --            3,338
                                                     --------------------------------------------------------------------------
Balance at September 30, 1997 .................       9,629,443             10            264           (196)          10,166
Issuance of common stock ......................         862,874              1            211             --              --
Deferred stock compensation ...................            --               --            589           (589)             --
Amortization of deferred stock
     compensation .............................            --               --             --            176              --
Redeemable common stock .......................        (500,000)            (1)        (1,064)            --           (3,935)
Currency translation adjustment ...............            --               --             --             --              --
Net income ....................................            --               --             --             --            4,525
                                                     --------------------------------------------------------------------------
Balance at September 30, 1998 .................       9,992,317             10             --           (609)          10,756
Issuance of stock from public
     offering .................................       2,100,000              3         19,154             --              --
Redeemable common stock .......................         500,000             --          1,065             --            3,935
Issuance of common stock from
     exercise of stock options ................         147,077             --            130             --              --
Purchase of treasury stock ....................         (50,000)            --             --             --              --
Amortization and adjustments to
     stock compensation .......................            --               --           (309)           477              --
Currency translation adjustment ...............            --               --             --             --              --
Tax benefit from exercise of stock
     options ..................................            --               --             --             --              200
Net income ....................................            --               --             --             --            8,905
                                                     --------------------------------------------------------------------------
Balance at September 30, 1999 .................      12,689,394      $      13      $  20,040      $    (132)       $  23,796
                                                     ==========      =========      =========      =========       ==========



                                                     Accumulated
                                                       Other
                                                   Comprehensive                      Total
                                                       Income        Treasury     Stockholders' Comprehensive
                                                       (Loss)          Stock         Equity         Income
                                                     -------------------------------------------------------
Balance at September 30, 1996 .................      $      (54)     $      --      $   6,832             --
Issuance of common stock ......................            --               --             --             --
Deferred stock compensation ...................            --               --             --             --
Amortization of deferred stock
     compensation .............................            --               --             20             --
Currency translation adjustment ...............             (20)            --            (20)     $     (20)
Net income ....................................            --               --          3,338          3,338
                                                     -------------------------------------------------------
Balance at September 30, 1997 .................             (74)            --         10,170      $   3,318
                                                                                                   =========
Issuance of common stock ......................            --               --            212             --
Deferred stock compensation ...................            --               --             --             --
Amortization of deferred stock
     compensation .............................            --               --            176             --
Redeemable common stock .......................            --               --         (5,000)            --
Currency translation adjustment ...............              67             --             67      $      67
Net income ....................................            --               --          4,525          4,525
                                                     -------------------------------------------------------
Balance at September 30, 1998 .................              (7)            --         10,150      $   4,592
                                                                                                   =========
Issuance of stock from public
     offering .................................            --               --         19,157             --
Redeemable common stock .......................            --               --          5,000             --
Issuance of common stock from
     exercise of stock options ................            --               --            130             --
Purchase of treasury stock ....................            --             (300)          (300)            --
Amortization and adjustments to
     stock compensation .......................            --               --            168             --
Currency translation adjustment ...............             179             --            179      $     179
Tax benefit from exercise of stock
     options ..................................            --               --            200             --
Net income ....................................            --               --          8,905          8,905
                                                     -------------------------------------------------------
Balance at September 30, 1999 .................      $      172      $    (300)     $  43,589      $   9,084
                                                     ==========      =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                              CATAPULT COMMUNICATIONS CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                                               Year ended September 30,
                                                                           --------------------------------
                                                                             1997        1998        1999
                                                                           --------    --------    --------
Cash flows from operating activities:
   Net income ..........................................................   $  3,338    $  4,525    $  8,905
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .....................................        121         226         393
     Amortization of deferred stock compensation .......................         20         176         169
     Deferred income taxes .............................................        (51)        122        (512)
     Gain on sale of property and equipment ............................         (7)       --            (4)
     Change in assets and liabilities:
       Accounts receivable .............................................       (397)     (1,115)     (3,845)
       Inventories .....................................................        171        (191)        (93)
       Prepaid expenses ................................................       (959)        897        (254)
       Other assets ....................................................        (26)       (308)        149
       Accounts payable ................................................        (34)        632        (338)
       Accrued liabilities .............................................        989        (381)      2,443
       Deferred revenue ................................................        189         257         630
                                                                           --------    --------    --------
         Net cash provided by operating activities .....................      3,354       4,840       7,643
                                                                           --------    --------    --------
Cash flows from investing activities:
     Sale and maturities of short-term investments .....................        402        --        17,844
     Purchase of short-term investments ................................       --          --       (50,886)
     Purchase of property and equipment ................................       (242)       (562)       (514)
     Proceeds from sale of property and equipment ......................          7        --             4
                                                                           --------    --------    --------
         Net cash provided (used) by investing activities ..............        167        (562)    (33,552)
                                                                           --------    --------    --------
Cash flows from financing activities:
     Proceeds from public offering, net ................................       --          --        19,157
     Proceeds from exercise of stock options ...........................       --           212         130
     Purchase of treasury stock ........................................       --          --          (300)
                                                                           --------    --------    --------
         Net cash provided by financing activities .....................       --           212      18,987
Effect of exchange rate changes ........................................        (20)         67         179
                                                                           --------    --------    --------
Net increase (decrease) in cash and cash equivalents ...................      3,501       4,557      (6,743)
Cash and cash equivalents, beginning of year ...........................      7,171      10,672      15,229
                                                                           --------    --------    --------
Cash and cash equivalents, end of year .................................   $ 10,672    $ 15,229    $  8,486
                                                                           ========    ========    ========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Income taxes ....................................................   $  3,291    $  2,400    $  4,033
                                                                           ========    ========    ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

         The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985 and has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company conducts its business within one industry segment.

Reincorporation in Nevada and Recapitalization

         On June 19, 1998, the Company reincorporated in Nevada. In connection with the reincorporation, the Company authorized 45,000,000 shares of capital stock, consisting of 40,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of undesignated preferred stock, $0.001 par value. In addition, stockholders of the California corporation received three shares of common stock of the Nevada corporation for every two shares of common stock of the California corporation. All share and per share amounts have been restated to give retroactive effect to the changes in authorized shares and par values, and the three-for-two stock exchange.

Basis of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CCL, Catapult Communications K.K., and ISDN Technologies, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company maintains its cash in bank deposit accounts at high credit, quality financial institutions in the United States, Japan, United Kingdom and Canada.

         Cash equivalents are investments in the portfolios with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market funds with a fair value that approximates cost.

Short-Term Investments

         Short-term investments are investments with original maturity between 91 days and one year. The Company's short-term investments are placed in portfolios managed by two professional money management firms. At September 30, 1999, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

         At September 30, 1999, the Company's short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheet with unrealized gains and losses included in stockholder's equity. Such amounts were not material at September 30, 1999. Realized gains and losses are included in other income or expenses.

Revenue Recognition

         Product sales are recognized upon shipment provided that no significant vendor obligations remain and collection is considered probable.

         Services revenue consists primarily of post-contract customer support, training, consulting and installation services. Post-contract customer support revenues are recognized ratably over the support period, which is generally one year. Revenues from training, consulting services and installation are recognized as the services are performed.

Foreign Currency Translations

         The functional currencies of the Company's foreign subsidiaries are the respective local currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

Derivative Financial Instruments

         The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that could affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses for revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense).

         At September 30, 1999, the Company had forward exchange contracts maturing in fiscal 2000 to sell approximately $7 million in Japanese Yen and $1.9 million in Pounds Sterling designed to hedge against future movements in foreign exchange rates. At September 30, 1998, the Company had forward exchange contracts maturing in fiscal 1999 to sell approximately $560,000 in Japanese Yen. In addition, at September 30, 1999, the Company had a foreign currency call option contract for $2 million in Japanese Yen maturing on June 30, 2000. This option, redeemable at maturity, was in the money at September 30, 1999. The fair market value of the contracts at September 30, 1999 was not material. The cost associated with foreign exchange contracts has been included in other income (expense) and was not material to the Company's operations.

Fair Value

         The carrying value of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the company's cash, cash equivalents and short-term investments are managed or held by three financial institutions. The Company's accounts receivable are derived from revenue earned from customers located in Japan, North America, the United
Kingdom and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

         The following table summarizes the revenues from customers in excess of 10% of total revenues:

                                                     Year ended September 30,
                                                     ------------------------
                                                     1997      1998      1999
                                                     ----      ----      ----
       Customer A.................................    --        24%       58%
       Customer B.................................    28%       15%       15%
       Customer C.................................    17%       21%       12%
       Customer D.................................    --        12%        3%

         At September 30, 1998, four customers accounted for 39%, 13%, 13% and 10% of total accounts receivable, respectively. At September 30, 1999, four customers account for 26%, 19%, 19% and 11% of total accounts receivable, respectively.

Inventories

         Inventories are stated at the lower of cost or market, using the first-in first-out ("FIFO") method.

Capitalized Software Development Costs

         Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the greater of the estimated product life or on the ratio of current revenues to total projected product revenues. The Company defines technological feasibility as the establishment of a working model, which typically occurs upon completion of the first beta version. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Property and Equipment

         Property and equipment, including leasehold improvements' are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives, generally four years, or the lease term of the respective assets.

Warranty

         The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on the Company's historical experience.

Income Taxes

         The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and complies with the disclosure provisions of SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Earnings per Share

         The Company has presented earnings per share for all periods in accordance with SFAS No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common share equivalents (options) issued (using the treasury stock method).

                                                                                           Year ended September 30,
                                                                           ---------------------------------------------------------
                                                                               1997                  1998                   1999
                                                                           -----------            -----------            -----------
                                                                                (in thousands, except share and per share data)

Net income ....................................................            $     3,338            $     4,525            $     8,905
                                                                           ===========            ===========            ===========

Weighted average shares outstanding ...........................              9,630,000             10,369,000             11,874,000
Dilutive options ..............................................                975,000                571,000                343,000
                                                                           -----------            -----------            -----------
Weighted average shares assuming dilution .....................             10,605,000             10,940,000             12,217,000
                                                                           -----------            -----------            -----------

Earnings per share:
Basic .........................................................            $      0.35            $      0.44            $      0.75
Diluted .......................................................            $      0.31            $      0.41            $      0.73

Comprehensive Income

         As of October 1, 1998, the Company adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires separate reporting of comprehensive income which is "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources."

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement ("FAS") No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt FAS 133 in fiscal 2000. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company has not yet determined the effect FAS 133 will have on the operations and financial position of the Company.

NOTE 2 - BALANCE SHEET COMPONENTS

                                                                                                        Year ended September 30,
                                                                                                    --------------------------------
                                                                                                     1998                    1999
                                                                                                    -------                 --------
                                                                                                             (in thousands)
Inventories:
  Raw materials ....................................................................                $   391                 $   554
  Work-in-process ..................................................................                     39                      79
  Finished goods ...................................................................                    182                      72
                                                                                                    -------                 -------
                                                                                                    $   612                 $   705
                                                                                                    =======                 =======

Property and equipment:
  Equipment ........................................................................                $ 1,348                 $ 1,789
  Leasehold improvements ...........................................................                    329                     456
                                                                                                    -------                 -------
                                                                                                      1,677                   2,245
  Less accumulated depreciation and amortization ...................................                   (899)                 (1,247)
                                                                                                    -------                 -------
                                                                                                    $   778                 $   998
                                                                                                    =======                 =======

Accrued liabilities:
  Payroll and related expenses .....................................................                $   961                 $ 1,402
  Income taxes .....................................................................                    668                   2,388
  Other ............................................................................                    712                     992
                                                                                                    -------                 -------
                                                                                                    $ 2,341                 $ 4,782
                                                                                                    =======                 =======

NOTE 3 - RELATED PARTY TRANSACTIONS

         In fiscal 1997, 1998 and 1999, the Company's principal stockholder earned compensation for his duties as President and Chief Executive Officer of approximately $1,410,000, $611,000 and $332,000, respectively.

         On June 10, 1998 the Company settled a claim by an officer, director and stockholder of the Company. The settlement required the Company to enter into a three-year consulting agreement with the officer, director and stockholder at the rate of $1,500 per day, with a minimum obligation of $4,500 per month. In fiscal 1998 and 1999, the Company paid the officer, director and stockholder approximately $13,500 and $55,500, respectively.

NOTE 4 - INCOME TAXES

         Consolidated income before income taxes includes non-U.S. income of approximately $1,260,000, $1,723,000 and $227,000 in fiscal 1997, 1998 and 1999, respectively.

         The provision for income taxes consists of the following:

                                                                                           Year ended September 30,
                                                                        -----------------------------------------------------------
                                                                          1997                     1998                      1999
                                                                        -------                   ------                    -------
                                                                                                 (in thousands)

Current:
  U.S. federal .......................................                  $ 1,591                   $ 1,853                   $ 6,024
  State ..............................................                      311                       490                       793
  Foreign ............................................                      585                       931                       401
                                                                        -------                   -------                   -------
                                                                          2,487                     3,274                     7,218
                                                                        -------                   -------                   -------

Deferred:

  U.S. federal .......................................                      (21)                      230                      (282)
  State ..............................................                     --                        --                         (80)
  Foreign ............................................                      (30)                     (108)                     (150)
                                                                        -------                   -------                   -------
                                                                            (51)                      122                      (512)
                                                                        -------                   -------                   -------
                                                                        $ 2,436                   $ 3,396                   $ 6,706
                                                                        =======                   =======                   =======

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                                                                                  Year ended September 30,
                                                                                        --------------------------------------------
                                                                                        1997                1998                1999
                                                                                        ----                ----                ----
Tax at federal rate ....................................................                 34%                 34%                 35%
State taxes, net of federal benefit ....................................                  5                   5                   5
Excess foreign tax rate ................................................                  2                   3                   1
Other ..................................................................                  1                   1                   2
                                                                                         --                  --                  --
                                                                                         42%                 43%                 43%
                                                                                         ==                  ==                  ==

Deferred tax assets and liabilities consist of the following:

                                                                                                           September 30,
                                                                                                ------------------------------------
                                                                                                  1998                        1999
                                                                                                -------                     --------
                                                                                                          (in thousands)
Deferred Tax Assets:
     Accruals and reserves .................................................                    $   209                     $   852
     Net operating losses ..................................................                       --                           186
     Other .................................................................                        197                          64
                                                                                                -------                     -------
         Total .............................................................                        406                       1,102
     Valuation allowance ...................................................                       --                          (186)
                                                                                                -------                     -------
                                                                                                    406                         916
Deferred Tax Liabilities:
     Excess tax depreciation ...............................................                         (2)                       --
                                                                                                -------                     -------
         Net deferred tax assets ...........................................                    $   404                     $   916
                                                                                                =======                     =======

         In fiscal 1999, the Company recorded a valuation allowance against its foreign net operating loss carryforward.

NOTE 5 - STOCKHOLDERS' EQUITY

Redeemable Securities

         In connection with the settlement on June 10, 1998 of claims by an officer and director for compensation for past services rendered to the Company, the Company agreed that, if it did not complete its planned initial public offering by December 31, 1998, it would repurchase common stock held by this individual at a rate of up to 50,000 shares per annum, in quarterly installments of up to 12,500 shares, beginning on March 31, 1999, until the earliest of certain events, including the cumulative receipt of $5 million by the individual from sales of the individual's stock, an initial public offering of stock by the Company, an acquisition of the Company or 12 years from March 31, 1999. The repurchase price was the fair market value of the shares as determined by the Board of Directors.

         As a result of this agreement, 500,000 shares of common stock with a fair market value of $5 million, based on the assumed fair market value at the date of the agreement of $10 per share, are reflected as redeemable securities beginning as of the date of this settlement. As a result of the Company's initial public offering, such shares are no longer redeemable and have been reclassified as stockholders' equity.

Initial Public Offering

         On February 11, 1999, the Company consummated an initial public offering of 3,352,500 shares of its common stock at a price to the public of $10.00 per share, of which 2,100,000 shares were issued and sold by the Company and 1,252,500 shares were sold by certain stockholders of the Company. The proceeds, net of fees and other expenses, to the Company from the offering were approximately $19.2 million. During the quarter ended September 30, 1998, the Company expensed $769,000 of costs related to its delayed public offering.

Stock Option Plans

         At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the "1989 Plan") and the UK Executive Share Option

Scheme (the "UK Scheme"), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the "1998 Plan") which provided for the issuance of an additional 1,800,000 stock options. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the option shares six months after the option grant date and then at a rate of 1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of 1/36th of the option shares per month following twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company.

         In the years ended September 30, 1997 and 1998, the Company recorded deferred compensation expense of approximately $216,000 and $589,000, respectively, related to the issuance of stock options at prices subsequently determined to be below fair market value. These expenses are being amortized over a period of four years from the date of option issuance. Amortization of deferred compensation expense related to these options of approximately $20,000, $176,000 and $169,000 was included in general and administrative expenses in the years ended September 30, 1997, 1998 and 1999, respectively.

         Information  with respect to stock option  activity from  September  30, 1996 through  September 30, 1999 is set forth below:
                                                                                              Number of             Weighted Average
                                                                                                Shares               Exercise Price
                                                                                              ---------             ----------------
Balance, September 30, 1996 .............................................                      1,156,500                $ 0.27
  Options granted .......................................................                        296,475                  0.99
  Options exercised .....................................................                           (162)                 0.46
  Options canceled ......................................................                        (94,713)                 0.85
                                                                                               ---------

Balance, September 30, 1997 .............................................                      1,358,100                  0.39
  Options granted .......................................................                        206,100                  2.01
  Options exercised .....................................................                       (862,874)                 0.25
  Options canceled ......................................................                           (876)                 1.12
                                                                                               ---------

Balance, September 30, 1998 .............................................                        700,450                  1.04
  Options granted .......................................................                        273,014                 16.14
  Options exercised .....................................................                       (147,077)                 0.88
  Options canceled ......................................................                       (117,435)                 2.31
                                                                                               ---------

 Balance, September 30, 1999 ............................................                        708,952                  6.68
                                                                                               =========

         As of September 30, 1999, 1,961,905 options remained available for grant.

         As of September 30, 1999, the options outstanding and exercisable are presented below:

                                                        Options Outstanding                         Options Exercisable
                                                       at September 30, 1999                       at September 30, 1999
                                       ---------------------------------------------------    ---------------------------------
                                                             Weighted
                                                              Average
                                                             Remaining        Weighted                             Weighted
                                            Number          Contractual       Average              Number          Average
Range of Exercise Price                   Outstanding          Life        Exercise Price       Outstanding     Exercise Price
----------------------------------     ------------------ ---------------- ---------------    ----------------- ---------------
$0.00 - $2.07........................          423,064          6.2             $0.69              331,070             $0.60
$2.08 - $4.14........................           10,087          8.5              2.40                1,178              2.40
$4.15 - $6.22........................           37,625          9.0              6.00                8,099              6.00
$10.34 - $12.41......................           15,212          9.4             11.38                2,220             11.38
$14.48 - $16.55......................            5,494          9.6             15.80                 --                --
$16.56 - $18.62......................          177,470          9.8             17.49                 --                --
$18.63 - $20.69......................           40,000          9.7             20.69                 --                --
                                       ------------------                                     -----------------
                                               708,952                           6.68              342,567              0.80
                                       ------------------                                     -----------------

Fair Value Disclosures

         The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes model with the following assumptions: dividend yield at 0%; weighted average expected option life of five years; risk free interest rate of 5.5% and expected volatility of 50% for options granted during the fiscal year ended September 30, 1999 for options granted after the Company's initial public offering. Prior to the Company's initial public offering, the Company used the minimum value method in determining the fair value of its options. For years ended September 30, 1997 and 1998, the following range of assumptions were used: dividend yield at 0%; weighted average expected option life of five years; risk free interest rate of 6.2% and 5.6%, respectively, and expected volatility of zero. The weighted average fair value of options granted during 1999 was $12.87 per share.

         The weighted average fair values of options granted during 1997, 1998 and 1999 were as follows:

        Year Ended September 30, 1997                                                   Weighted Average        Weighted Average
        -----------------------------                                                    Exercise Price            Fair Value
                                                                                         --------------            ----------
        Exercise price equal to market value.......................................          $0.83                   $0.22
        Exercise price less than market value......................................           1.27                    2.37

        Year Ended September 30, 1998                                                   Weighted Average        Weighted Average
        -----------------------------                                                    Exercise Price            Fair Value
                                                                                         --------------            ----------
        Exercise price equal to market value.......................................          $7.51                   $1.50
        Exercise price less than market value......................................           1.39                    3.46

        Year Ended September 30, 1999                                                   Weighted Average        Weighted Average
        -----------------------------                                                    Exercise Price            Fair Value
                                                                                         --------------            ----------
        Exercise price equal to market value.......................................         $16.14                  $12.87


         Had compensation cost been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, the Company's net income would not have been materially different in fiscal 1997 and 1998. The Company's pro forma net income and pro forma basic and diluted earnings per share for fiscal 1999 would have been $8,670,000, $0.73 per share and $0.70 per share, respectively.

Employee Stock Purchase Plan

         In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee's total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 200 shares.

NOTE 6 - PROFIT-SHARING PLAN

         The Company maintains a qualified profit-sharing plan for eligible employees. Contributions to the profit-sharing plan are discretionary and are determined by the Board of Directors. There were no contributions to the plan for the years ended September 30, 1997, 1998 and 1999.

NOTE 7 - COMMITMENTS

         The Company leases its facility in Mountain View, California under a non-cancelable operating lease agreement expiring in 2002. The lease agreement provides for minimum annual rent of $168,000. Under this agreement, the Company pays certain shared operating expenses of the facility. The agreement provides for rent increases at scheduled intervals. The Company leases other facilities in Illinois, Texas, Canada, Japan and the United Kingdom under leases with the longest term expiring in 2009.

         Rent expense for all facilities for the years ended September 30, 1997, 1998 and 1999 was approximately $197,000, $287,000 and $426,000, respectively.

         Future minimum annual rental payments under non-cancelable operating leases as of September 30, 1999 are as follows (in thousands):

2000................................................................      $  555
2001................................................................         484
2002................................................................         260
2003................................................................         187
2004................................................................         137
Thereafter..........................................................         470
                                                                          ------
                                                                          $2,093
                                                                          ======

NOTE 8 - SEGMENT REPORTING

         In June 1997, the FASB issued SFAS No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." The statement requires the Company to report certain financial information about operating segments. It also requires that the Company report certain information about its services, the geographic areas in which it operates and its major customers. The method specified in SFAS 131 for determining what information to report is referred to as the "management approach." The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

         The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

         The Company's sales, income and assets by region for each fiscal year end were as follows (in thousands):

                                                              United         UK &                            Consolidated
                                                              States        Europe         Japan                 Total
                                                              ------        ------         -----                 -----
1997
----
Sales to unaffiliated customers......................        $ 6,261        $2,716        $ 4,375               $13,352
Net income...........................................          2,642           405            291                 3,338
Total assets.........................................          9,714         2,669          1,652                14,035

1998
----
Sales to unaffiliated customers......................        $ 5,020        $3,649        $ 9,537               $18,206
Net income...........................................          3,626           400            499                 4,525
Total assets.........................................         14,905         1,447          3,143                19,495

1999
----
Sales to unaffiliated customers......................        $ 6,383        $3,024        $19,548               $28,955
Net income...........................................          8,929          (287)           263                 8,905
Total assets.........................................         42,423         2,185          6,059                50,667

         The result of operations by geographic region includes significant sales principally from the United States to the Company's foreign locations at agreed upon transfer prices. Transfers to other geographic regions from the United States for the years ended September 30, 1997, 1998 and 1999 were $4.1 million, $9.6 million and $15.6 million, respectively.

                                                 Supplementary Financial Data

Quarterly Financial Data (unaudited)

                                                                                          Quarter Ended
                                                                                          -------------
                                                                                (in thousands, except per share data)
Consolidated Statements of Income Data:                       Dec. 31,             Mar. 31,             June 30,           Sept. 30,
                                                                1997                 1998                 1998               1998
                                                                ----                 ----                 ----               ----
Revenues .......................................               $3,446               $5,013               $4,621              $5,126
Gross profit ...................................                3,026                4,505                3,902               4,357
Operating income ...............................                1,492                2,760                1,972               1,366
Net income .....................................               $  860               $1,632               $1,125              $  908

Earnings per share:
  Basic ........................................               $ 0.08               $ 0.16               $ 0.11              $ 0.09
  Diluted ......................................               $ 0.08               $ 0.15               $ 0.10              $ 0.08

                                                              Dec. 31,             Mar. 31,             June 30,           Sept. 30,
                                                                1998                 1999                 1999               1999
                                                                ----                 ----                 ----               ----
Revenues .......................................               $5,229               $9,752               $6,707              $7,267
Gross profit ...................................                4,429                8,762                5,962               6,156
Operating income ...............................                2,105                5,982                2,982               3,355
Net income .....................................               $1,191               $3,584               $1,959              $2,171

Earnings per share:
  Basic ........................................               $ 0.11               $ 0.31               $ 0.16              $ 0.17
  Diluted ......................................               $ 0.11               $ 0.30               $ 0.15              $ 0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for February 11, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors of the Company is incorporated by reference to the information under the heading "Election of Directors" in the Registrant's Proxy Statement.

         Information   regarding  the  executive  officers  of  the  Company  is
incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled "Item 1 -- Business -- Executive Officers of the Company."

         Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings "Executive Compensation" and "Certain Transactions" in the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated  by  reference  to  the  information   under  the  heading
"Security   Ownership  of  Principal   Stockholders   and   Management"  in  the
Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the information under the caption "Certain Transactions" in the Registrant's Proxy Statement.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The  following  documents  are filed as part of this Annual  Report on Form
     10-K:

1.       FINANCIAL STATEMENTS

         Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 30 of this report.

2.       FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 30 of this report.

3.       EXHIBITS

         The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                             Description
------                             -----------
2.1(1) Agreement and Plan of Merger dated June 10, 1998 between Catapult Communications Corporation, a California corporation, and Registrant.

3.1(1)   Articles of Incorporation of Registrant.

3.2(1)   Bylaws of Registrant.

4.1(1)   Specimen Common Stock Certificate of Registrant.

9.1(1) Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary.

10.1(1) Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.

10.2(1)  Form of Restricted Stock Purchase Agreement.

10.3(1)  1989 Stock Option Plan and related agreements.

10.4(1)  UK Executive Share Option Scheme and related agreements.

10.5(1)  1998 Stock Plan and related agreements.

10.6(1)  1998 Employee Stock Purchase Plan and related agreements.

10.7(1)  Fiscal 1999 Officer and Key Employee Profit Sharing Plan.

10.8(1)  Lease for office space located at 160 Whisman Road, Mountain View, CA.

10.9(1)  Form of Software Support Agreement.

10.10(1) Severance Agreement and Mutual Release of All Claims dated June 8, 1998 between Nancy Hood Karp and Registrant.

10.11(1) Consulting  and  Non-Competition  Agreement  dated June 9, 1998 between
         Nancy Hood Karp and Registrant.

11.1 Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
----------
(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-56627), which was declared effective on February 10, 1999.

21.1(1)  Subsidiaries of the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP, Independent Accountants (see page 52)

24.1     Power of Attorney (see page 51)

27.1     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No report on Report Form 8-K was filed during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CATAPULT COMMUNICATIONS CORPORATION

Date: December 30, 1999              By:     /s/      RICHARD A. KARP
                                        ----------------------------------------
                                        Richard A. Karp
                                        President, Chief Executive Officer &
                                        Chairman of the Board

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Karp, his attorney-in-fact, with the power of Substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do, or cause to be done, by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

                            Signature                                        Title                                  Date
                            ---------                                        -----                                  ----
          /s/      RICHARD A. KARP                       President, Chief Executive Officer, Chairman        December 30, 1999
          ------------------------------------------     of the Board and Acting Chief Financial
          (Richard A. Karp)                              Officer
                                                         (Principal Executive Officer, Principal
                                                         Financial and Principal Accounting Officer)


          /s/      CHARLES L. WAGGONER                   Director                                            December 23, 1999
          ------------------------------------------
          (Charles L. Waggoner)


          /s/      JOHN M. SCANDALIOS                    Director                                            December 23, 1999
          ------------------------------------------
          (John M. Scandalios)


          /s/      NANCY H. KARP                         Director                                            December 23, 1999
          ------------------------------------------
          (Nancy H. Karp)