Form 10-Q
period 1999-12-31
CATAPULT COMMUNICATIONS CORP
filed 2000-02-14
CIK 1063085

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         As  of  December  31,  1999,  there  were  12,738,734   shares  of  the
Registrant's Common Stock, $0.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q
                                      INDEX

Part I--Financial Information                                                                     Page
-----------------------------                                                                     ----
Item. 1.  Condensed Consolidated Financial Statements (unaudited)

          Condensed  Consolidated  Balance  Sheets  at  December  31,  1999  and
          September 30, 1999                                                                        3

          Condensed  Consolidated  Income  Statements for the three months ended
          December 31, 1999 and 1998                                                                4

          Condensed  Consolidated  Statements  of Cash Flow for the three months
          ended December 31, 1999 and 1998                                                          5

          Notes to Condensed Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations     7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                               11

Part II--Other Information

Item 2.   Changes in Securities and Use of Proceeds                                                15

Item 6.   Exhibits and Reports on Form 8-K                                                         15

Signatures                                                                                         16
----------

Part I.  Financial Information

Item 1.  Financial Statements

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                  (unaudited)


                                                    December 31,   September 30,
                                                        1999           1999
                                                      --------       --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..................        $  3,114       $  8,486
  Short-term investments .....................          40,442         33,168
  Accounts receivable, net ...................           3,681          5,852
  Inventories, net ...........................             770            705
  Deferred income taxes ......................             890            890
  Prepaid expenses ...........................             370            349
                                                      --------       --------
    Total current assets .....................          49,267         49,450
Property and equipment, net ..................           1,108            998
Other assets .................................             209            219
                                                      --------       --------
    Total assets .............................        $ 50,584       $ 50,667
                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ...........................        $    512       $    444
  Accrued liabilities ........................           3,640          4,782
  Deferred revenue ...........................           2,107          1,852
                                                      --------       --------
    Total current liabilities ................           6,259          7,078
                                                      --------       --------

Stockholders' Equity:
  Common stock ...............................              13             13
  Additional paid-in capital .................          20,151         20,040
  Deferred compensation ......................            (114)          (132)
  Retained earnings ..........................          24,101         23,796
  Accumulated other comprehensive income .....             474            172
  Treasury stock (50,000 shares at cost) .....            (300)          (300)
                                                      --------       --------
    Total stockholders' equity ...............          44,325         43,589
                                                      --------       --------
    Total liabilities and stockholders'
       equity ................................        $ 50,584       $ 50,667
                                                      ========       ========


            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                Three Months
                                              Ended December 31,
                                       ---------------------------------
                                            1999                 1998
                                       ------------         ------------

Revenues:
  Product sales .................      $      3,872         $      4,524
  Services ......................             1,112                  705
                                       ------------         ------------
    Total revenues ..............             4,984                5,229
                                       ------------         ------------

Cost of revenues:
  Product sales .................               460                  611
  Services ......................               312                  189
                                       ------------         ------------
    Total cost of revenues ......               772                  800
                                       ------------         ------------
Gross profit ....................             4,212                4,429
                                       ------------         ------------

Operating expenses:
  Research and development ......               615                  553
  Sales and marketing ...........             1,990                1,192
  General and administrative                    697                  579
                                       ------------         ------------
    Total operating expenses ....             3,302                2,324
                                       ------------         ------------
Operating income ................               910                2,105

Interest income .................               604                  151
Other income (expense) ..........              (187)                (166)
                                       ------------         ------------

Income before taxes .............             1,327                2,090
Provision for taxes .............               510                  899
                                       ------------         ------------

Net income ......................      $        817         $      1,191
                                       ============         ============

Earnings per share:
  Basic .........................      $       0.06         $       0.11
                                       ============         ============

  Diluted .......................      $       0.06         $       0.11
                                       ============         ============

Weighted average shares:
  Basic .........................        12,727,000           10,517,000
                                       ============         ============

  Diluted .......................        13,103,000           10,953,000
                                       ============         ============


            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                Three Months
                                                                              Ended December 31,
                                                                          -------------------------
                                                                            1999             1998
                                                                          --------         --------
Cash flows from operating activities:
  Net income .......................................................      $    817         $  1,191
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
    Depreciation and amortization ..................................            98               77
    Amortization of deferred stock compensation ....................            18               50
    Change in current assets and liabilities:
      Accounts receivable ..........................................         2,171           (1,413)
      Inventories ..................................................           (65)              39
      Prepaid expenses .............................................           (21)            (284)
      Other assets .................................................            10               (3)
      Accounts payable .............................................            68             (290)
      Accrued liabilities ..........................................        (1,142)            (273)
      Deferred revenue .............................................           255             (231)
                                                                          --------         --------
        Net cash provided (used) by operating activities ...........         2,209           (1,137)
  Cash flows from investing activities:
    Purchase of investments, net ...................................        (7,182)            --
    Purchase of property and equipment .............................          (208)             (49)
                                                                          --------         --------
      Net cash used by investing activities ........................        (7,390)             (49)
                                                                          --------         --------
  Cash flows from financing activities:
    Stock issuances ................................................           111               17
    Purchase of treasury stock .....................................          --               (300)
                                                                          --------         --------
      Net cash provided (used) by financing activities .............           111             (283)
                                                                          --------         --------

  Effect of exchange rate changes ..................................          (302)              (1)
                                                                          --------         --------

  Decrease in cash and cash equivalents ............................        (5,372)          (1,470)
  Cash and cash equivalents, beginning of period ...................         8,486           15,229
                                                                          --------         --------

  Cash and cash equivalents, end of period .........................      $  3,114         $ 13,759
                                                                          ========         ========

            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

         Catapult Communications Corporation, (the "Company) designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985 and has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.


         The accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments, (consisting only of normal recurring adjustments), which are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. The results of operations for such periods are not necessarily indicative of results to be expected for any future period or the fiscal year ending September 30, 2000. These financial statements, including the notes thereto, should be read in conjunction with the audited financial statements for the year ended September 30, 1999, which were included as part of the Company's Annual Report on Form 10-K for the year ended September 30, 1999 and Registration Statement on Form S-1 on file with the Securities and Exchange Commission.


NOTE 2 - RECENT ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt FAS 133 in fiscal 2001. FAS 133 established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company continues assessing the effect of FAS 133 on the operations and financial position of the Company.


NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the effect of dilutive potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands except per share data:

                                                     Three months ended
                                                         December 31,
                                                    1999               1998
                                                 -----------        ------------
                                                  (in thousands, except share
                                                      and per share data)

Net income ..............................        $       817        $     1,191
                                                 ===========        ===========

Weighted average shares outstanding .....         12,727,000         10,517,000
Dilutive options ........................            376,000            436,000
                                                 -----------        ------------
Weighted average shares assuming dilution         13,103,000         10,953,000
                                                 ===========        ===========
Earnings per share:
Basic ...................................        $      0.06        $      0.11
                                                 ===========        ===========

Diluted .................................        $      0.06        $      0.11
                                                 ===========        ===========


NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                             Three Months Ended
                                                December 31,
                                              1999       1998
                                              ----       ----
Net income ................................  $  817     $1,191
Foreign currency translation adjustment ...     302         (1)
                                             ------     ------
Comprehensive income ......................  $1,119     $1,190
                                             ======     ======

NOTE 5--INVENTORIES (in thousands)

                                        December 31,  September 30,
                                           1999            1999
                                           ----            ----

                    Raw Materials .....    $655            $554
                    Work-in-process ...      63              79
                    Finished goods ....      52              72
                                           ----            ----
                                           $770            $705
                                           ====            ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K and Registration Statement on Form S-1. The following discussion contains statements that are not historical facts but are forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as "intended," "expects," "anticipates" and "is (or are) expected (or anticipated)." These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and the Company's stockholders should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption "Factors That May Affect Future Results."

         The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and its reports to Stockholders. The Company does not undertake to update any forward-looking statements that may be made in this Form 10-Q and from time to time by or on behalf of the Company.

Overview

         The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's family of digital communication test systems, is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively. The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The company maintains an extensive library of software modules that support approximately 160 protocols and variants. The DCT systems consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                                         For the three months
                                          ended December 31,
                                           1999           1998
                                          -----          -----

Revenues:
  Product sales ........................   77.7%          86.5%
  Services .............................   22.3           13.5
                                          -----          -----
    Total revenues .....................  100.0          100.0
                                          -----          -----

Cost of revenues:
  Product sales ........................    9.2           11.7
  Services  ............................    6.3            3.6
                                          -----          -----
    Total cost of revenues .............   15.5           15.3
                                          -----          -----
Gross profit ...........................   84.5           84.7

Operating expenses:
  Research and development .............   12.3           10.6
  Sales and marketing ..................   39.9           22.8
  General and administrative ...........   14.0           11.0
                                          -----          -----
    Total operating expenses ...........   66.2           44.4
                                          -----          -----

Operating income .......................   18.3           40.3
Interest income ........................   12.1            2.9
Other income (expense) .................   (3.8)          (3.2)
                                          -----          -----

Income before taxes ....................   26.6           40.0
Provision for taxes ....................   10.2           17.2
                                          -----          -----

Net income .............................   16.4%          22.8%
                                          =====          =====

Gross margin on product sales ..........   88.1%          86.5%
                                          =====          =====

Gross margin on services ...............   71.9%          73.2%
                                          =====          =====

Three Months Ended December 31, 1998 and 1999

         Revenues. Revenues decreased by approximately 5% from $5.2 million for the three months ended December 31, 1998 to $5.0 million for the three months ended December 31, 1999. Over the same period, product sales decreased by approximately 14.4% from $4.5 million to $4.0 million, and services revenue increased by approximately 56% from $705,000 to $1.1 million. The decrease in product sales was primarily attributable to decreased system sales to customers in Japan, specifically NTT DoCoMo. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals and to a lesser extent customer training. Services revenue will vary depending in part on the relative contribution of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

         Subsequent to the fiscal year ended September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations*. Accordingly, future quarterly results and fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

         Cost of revenues. Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of revenues decreased 3.5% from $800,000 for the three months ended December 31, 1998 to $772,000 for the three months ended December 31 1999. Gross margin on product sales increased from 86.5% to 88.1% over this same period as the Company's sales mix had a greater proportion of higher margin products. Cost of services increased by approximately 65.1% from $189,000 for the three months ended December 31, 1998 to $312,000 for the three months ended December 31, 1999 due primarily to personnel additions. Over the same period, gross margin on services decreased slightly from 73.2% to 71.9% gross margin on services will vary depending in part on the amount of sales in Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

         Research and development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, equipment and consulting services. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 11.2% from $553,000 for the three months ended December 31, 1998 to $615,000 for the three months ended December 31, 1999. As a percentage of total revenues, research and development expenses increased from 10.6% to 12.3% over the same period. The increase in absolute dollars was due primarily to an increase in engineering personnel. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development*.

         Sales and marketing. Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs and travel and promotional expenses, such as brochures and trade shows. Sales and marketing expenses increased 66.9% from $1.2 million for the three months ended December 31, 1998 to $2.0 million for the three months ended December 31, 1999. As a percentage of total revenues, sales and marketing expenses increased from 22.8% for the three months ended December 31, 1998 to 39.9% for the three months ended December 31, 1999. The increase in absolute dollars was due primarily to an overall increase in marketing personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities*.

         General and administrative. General and administrative expenses include costs associated with the Company's general management, public company reporting requirements, human resources and finance functions. General and administrative expenses increased 20.4% from $579,000 for the three months ended December 31, 1998 to $697,000 for the three months ended December 31, 1999 due primarily to an overall increase in personnel, temporary staffing costs, recruiting costs and public company costs. As a percentage of total revenues, general and administrative expenses increased from 11.0% to 14.0% over the same period.

         In the three months ended December 31, 1999, the Company recorded amortization of deferred compensation expense of approximately $18,000 related to the issuance of options to purchase the Company's Common Stock at exercise prices subsequently deemed to be below fair market value. At December 31, 1999, approximately $114,000 of deferred compensation expense remained to be amortized.

         Interest income. Interest income consists primarily of interest earned on cash and cash equivalents and short-term investment balances. Interest income increased from $151,000 for the three months ended December 31, 1998 to $604,000 for the three months ended December 31, 1999 due to an increase in the Company's cash and cash equivalent balances and short-term investments from the proceeds of the February 1999 public offerings and operations.

         Other income (expense), net. Other income (expense) represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and other miscellaneous expenses. Other expense was $166,000 for the three months ended December 31, 1998 and $187,000 for the three months ended December 31, 1999 due principally to foreign exchange gains and losses, premiums paid for forward contracts and options entered into to hedge transactions denominated in currencies other than the US dollar.

         Provision for income taxes. Provision for income taxes consists of federal, state and international income taxes. The Company's effective tax rate was 43.0% for the three months ended December 31, 1998 and 39.0% for the three months ended December 31, 1999. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations and a decrease in the tax rate in Japan. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations*.

Liquidity and Capital Resources

         Historically, the Company has financed its operations, including increases in account receivable and capital equipment acquisitions, primarily through cash generated from operations, cash raised through its initial public offering of common stock and the exercise of employee stock options.

         The Company's operating activities used cash of $1.1 million and provided $2.3 million in the period ending December 31, 1998 and 1999, respectively. The cash used in the Company's operations for the three months ended December 31 1998 was primarily attributable to a significant increase in account receivables and a reduction in liabilities. The cash provided in the Company's operations for the three months ended December 31 1999 was primarily attributable to profitable operations and a significant increase in collection of account receivable offset by an decrease in accrued expenses. Investing activities, consisting primarily of purchases of short-term investments and additions to property and equipment, using cash of $49,000 and $7.5 million in the three months ending December 31, 1998 and 1999, respectively. Financing activities in the three months ending December 31, 1998 and 1999 were attributable to the exercise of employee stock options and the repurchase of stock from an officer of the Company in 1998.

         As of December 31, 1999, the Company had working capital of $43.0 million, cash and cash equivalents of $3.1 million and short-term investments of $40.4 million. As of December 31, 1999, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $1 million in fiscal 2000*.

         The Company believes that cash and cash equivalents, temporary investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Factors That May Affect Future Operating Results

Fluctuations in Quarterly Operating Results; Lengthy Sales Cycle

         The Company has experienced, and anticipates that it will continue to experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results are relatively difficult to forecast for a number of reasons, including (i) the variable size and timing of individual purchases by customers, (ii) seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe,
(iii) the relatively long sales cycles for the Company's products, (iv) the timing of hiring sales and technical personnel, (v) changes in the timing and amount of sales incentive compensation, (vi) competitive conditions in the Company's markets, (vii) exchange rate fluctuations, (viii) changes in the mix of products sold, (ix) the timing of the introduction and market acceptance of new products or product enhancements by the Company, its customers, competitors or suppliers, (x) costs associated with developing and introducing new products,
(xi) product life cycles, (xii) changes in the level of operating expenses relative to revenues, (xiii) software defects and other product quality problems, (xiv) customer order deferrals in anticipation of new products, (xv) delays in purchasing decisions or customer orders due to customer consolidation,
(xvi) supply interruptions, (xvii) changes in the regulatory environment and (xviii) changes in global or regional economic conditions or in the telecommunications industry.

         The Company's revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. The Company's products are generally shipped within 15 to 30 days after orders are received and revenues are recognized upon shipment of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

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

Dependence on Limited Number of Customers

         The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the three months ended December 31, 1999, the Company's top four customers represented approximately 51.7% of total revenue. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

Risks Associated with International Sales and Operations; Foreign Exchange Risk

         Company revenues from international customers were approximately 64% during the three months ended December 31, 1999. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, France and Sweden and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the three months ended December 31, 1999 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

         Subsequent to the fiscal year ended September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations. Accordingly, results for the quarter and fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

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

         At December 31, 1999 the Company had forward exchange contracts maturing in fiscal 2000 to sell approximately $2.9 million in Japanese Yen and $1.9 million in Pounds Sterling. The fair market value of the contracts at December 31, 1999 was immaterial. In addition, at December 31, 1999, the Company had a foreign currency option to sell approximately $2 million Japanese Yen maturing in fiscal 2000. This option had an immaterial fair market value at December 31, 1999. As of December 31, the cost of the contracts and option have been included in other income (expense).

         The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.


Year 2000 Compliance

         To date, the Company has not incurred material costs associated with Year 2000 compliance nor any disruption with vendors or operations. Furthermore, based on its assessment to date, the Company believes that any future costs associated with its Year 2000 compliance efforts will not be material*.

         Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption "Risk Factors" in the prospectus dated February 11, 1999 contained in the Registration Statement and in Form 10-K.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         The Company does not use derivative financial instruments in its investment portfolio. The Company's short-term investments are generally comprised of investments with original maturities of less than one year. The investments consist of commercial paper, investment quality corporate bonds, Collateralized Mortgage Obligations, U.S. government securities and money market funds. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of the Company's investment portfolio, the Company does not expect any material loss with respect to its investment portfolio*.

Foreign Currency Exchange Rate Risk

         Certain of the Company's sales and marketing expenses are incurred in Foreign currencies. As a result the Company's international results of operations are subject to foreign exchange rate fluctuations. The Company utilizes currency forward exchange contracts and options to hedge against foreign currency rate fluctuations.


Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (c) The following information relates to securities sold by the Company during the quarter ended December 31, 1999: NONE.

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

                                   CATAPULT COMMUNICATIONS CORPORATION



Date:    February 14, 2000                 By: /s/ Richard A. Karp
                                           ------------------------------------
                                           Richard A. Karp
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer)