Form 10-Q
period 2000-03-31
CATAPULT COMMUNICATIONS CORP
filed 2000-05-15
CIK 1063085

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         As of March 31, 2000, there were 12,798,343 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q

                                      INDEX
Part I--Financial Information                                                                     Page

Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2000 and September 30, 1999                        3

Condensed Consolidated Income Statements for the three and six months ended
         March 31, 2000 and 1999                                                                      4

Condensed Consolidated Statements of Cash Flow for the six months ended
         March 31, 2000 and 1999                                                                      5

Notes to Condensed Consolidated Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  16

Part II--Other Information

Item 2.  Changes in Securities and Use of Proceeds                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                                            16

Signatures                                                                                           17

Part I.  Financial Information

Item 1.  Financial Statements

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (unaudited)

                                                       March 31     September 30
                                                         2000           1999
                                                      --------      -----------
                                ASSETS

Current Assets:
   Cash and cash equivalents ......................   $  5,771         $  8,486
   Short-term investments .........................     39,672           33,168
   Accounts receivable, net .......................      4,936            5,852
   Inventories, net ...............................        763              705
   Deferred income taxes ..........................        890              890
   Prepaid expenses ...............................        711              349
                                                      --------         --------
      Total current assets ........................     52,743           49,450
Property and equipment, net .......................      1,100              998
Other assets ......................................        205              219
                                                      --------         --------
      Total assets ................................   $ 54,048         $ 50,667
                                                      ========         ========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...............................   $    767         $    444
   Accrued liabilities ............................      4,386            4,782
   Deferred revenue ...............................      2,455            1,852
                                                      --------         --------
      Total current liabilities ...................      7,608            7,078
                                                      --------         --------
Stockholders' Equity:
   Common stock ...................................         13               13
   Additional paid-in capital .....................     20,219           20,040
   Deferred compensation ..........................        (96)            (132)
   Retained earnings ..............................     26,239           23,796
   Accumulated other comprehensive income .........        365              172
   Treasury stock (50,000 shares at cost) .........       (300)            (300)
                                                      --------         --------
      Total stockholders' equity ..................     46,440           43,589
                                                      --------         --------
      Total liabilities and stockholders' equity ..   $ 54,048         $ 50,667
                                                      ========         ========

           See Notes to condensed consolidated financial statements.

                             CATAPULT COMMUNICATIONS CORPORATION
                          CONDENSED CONSOLIDATED INCOME STATEMENTS

                       (In thousands, except share and per share data)
                                         (unaudited)
                                     Three months ended            Six months ended
                                          March 31                      March 31
                                ----------------------------   ----------------------------
                                    2000            1999           2000            1999
                                ------------    ------------   ------------    ------------
Revenues:
   Product sales ............   $      5,560    $      9,066   $      9,432    $     13,590
   Services .................          1,131             686          2,243           1,391
                                ------------    ------------   ------------    ------------
     Total revenues .........          6,691           9,752         11,675          14,981
                                ------------    ------------   ------------    ------------

Cost of revenues:
   Product sales ............            435             788            895           1,399
   Services .................            254             202            566             391
                                ------------    ------------   ------------    ------------
     Total cost of revenues .            689             990          1,461           1,790
                                ------------    ------------   ------------    ------------
Gross profit ................          6,002           8,762         10,214          13,191
                                ------------    ------------   ------------    ------------
Operating expenses:
   Research and development .            694             744          1,309           1,297
   Sales and marketing ......          2,413           1,302          4,403           2,494
   General and administrative            911             734          1,608           1,313
                                ------------    ------------   ------------    ------------
     Total operating expenses          4,018           2,780          7,320           5,104
                                ------------    ------------   ------------    ------------
Operating income ............          1,984           5,982          2,894           8,087

Interest income .............            682             251          1,286             402
Other income (expense) ......            (28)             54           (215)           (112)
                                ------------    ------------   ------------    ------------

Income before taxes .........          2,638           6,287          3,965           8,377
Provision for taxes .........          1,037           2,703          1,547          (3,602)
                                ------------    ------------   ------------    ------------

Net income ..................   $      1,601    $      3,584   $      2,418    $      4,775
                                ============    ============   ============    ============

Earnings per share:
   Basic ....................   $       0.13    $       0.31   $       0.19    $       0.43
                                ============    ============   ============    ============

   Diluted ..................   $       0.12    $       0.30   $       0.18    $       0.41
                                ============    ============   ============    ============

Weighted average shares:
   Basic ....................     12,798,000      11,636,000     12,762,000      11,076,000
                                ============    ============   ============    ============

   Diluted ..................     13,113,000      12,073,000     13,077,000      11,513,000
                                ============    ============   ============    ============

                 See Notes to condensed consolidated financial statements.


                       CATAPULT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                        Six months ended
                                                                            March 31

                                                                       2000        1999
                                                                     --------    --------
Cash flows from operating activities:
Net income .......................................................   $  2,418    $  4,775
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization ....................................        222         156
Amortization of deferred stock compensation ......................         36         100
   Gain on sale of fixed assets ..................................       --             3
   Change in current assets and liabilities:
      Accounts receivable ........................................        916      (4,077)
      Inventories ................................................        (58)        (16)
      Prepaid expenses ...........................................       (362)       (253)
      Other assets ...............................................         14         (27)
      Accounts payable ...........................................        323        (129)
      Accrued liabilities ........................................       (396)      2,207
      Deferred revenue ...........................................        603         293
                                                                     --------    --------
        Net cash provided by operating activities ................      3,716       3,032
                                                                     --------    --------
Cash flows from investing activities:
   Purchases of investments, net .................................     (6,504)    (16,710)
   Purchase of property and equipment ............................       (299)       (190)
                                                                     --------    --------
        Net cash used by investing activities ....................     (6,803)    (16,900)
                                                                     --------    --------
Cash flows from financing activities:
   Stock issuances ...............................................        179      19,240
   Purchase of treasury stock ....................................       --          (300)
                                                                     --------    --------
        Net cash provided by financing activities ................        179      18,940
                                                                     --------    --------

Effect of exchange rates on cash and cash equivalents ............        193         (33)
                                                                     --------    --------

Increase (decrease) in cash and cash equivalents .................     (2,715)      5,039
Cash and cash equivalents, beginning of period ...................      8,486      15,229
                                                                     --------    --------

Cash and cash equivalents, end of period .........................   $  5,771    $ 20,268
                                                                     ========    ========

                      See Notes to consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION:

         Catapult Communications Corporation, (the "Company") designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company has been incorporated in Nevada since June 19,1998. The Company has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company conducts its business within one industry segment.

         These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments, (consisting only of normal recurring adjustments), which are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. The results of operations for such periods are not necessarily indicative of results to be expected for any future period or the fiscal year ending September 30, 2000. These financial statements including the notes thereto should be read in conjunction with the audited financial statements for the year ended September 30, 1999, which were included as part of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 2 - RECENT ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting with Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date until the first fiscal quarter ending June 15, 2000. The Company will adopt SFAS 133 in 2001. The Company continues assessing the effect of FAS 133 on the financial position and results of operations of the Company.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company has not yet determined the impact, if any, that the adoption will have on the financial position and results of operations of the Company.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which guidance was effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which guidance was effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted  average number of common  shares  outstanding  during the period.  Diluted  earnings  per share includes the effect of dilutive  potential common shares (options) issued during the period (using the treasury stock method). The following data is presented in thousands except per share data:
                                               Three months ended          Six months ended
                                                    March 31                    March 31
                                               2000          1999           2000         1999
                                            -----------   -----------   -----------   -----------
                                                 (in thousands, except share and per share)
Net income ..............................   $     1,601   $     3,584   $     2,418   $     4,775
                                            ===========   ===========   ===========   ===========

Weighted average shares outstanding .....    12,798,000    11,636,000    12,762,000    11,076,000
Dilutive options ........................       315,000       437,000       315,000       437,000
                                            -----------   -----------   -----------   -----------
Weighted average shares assuming dilution    13,113,000    12,073,000    13,077,000    11,513,000
                                            ===========   ===========   ===========   ===========

Earnings per share:
Basic ...................................   $      0.13   $      0.31   $      0.19   $      0.43
                                            ===========   ===========   ===========   ===========

Diluted .................................   $      0.12   $      0.30   $      0.18   $      0.41
                                            ===========   ===========   ===========   ===========

NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                      Three Months Ended       Six Months Ended
                                            March 31                March 31
                                        2000      1999          2000      1999
                                      ------     ------        ------    ------
Net Income                            $1,601     $3,584        $2,418    $4,775
Currency translation adjustment           77        (33)          193       (34)
                                      ------     ------        ------    ------
Comprehensive income                  $1,678     $3,551        $2,611    $4,741
                                      ======     ======        ======    ======

NOTE 5--INVENTORIES (in Thousands)

                                                     March 31,  September 30,
                                                       2000        1999
                                                       ----        ----
Raw Materials ......................................   $673        $554
Work-in-process ....................................     40          79
Finished goods .....................................     50          72
                                                       ----        ----
                                                       $763        $705
                                                       ====        ====


NOTE 6 - SEGMENT REPORTING

         The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

         The Company's principal geographical areas of operations, sales, income and assets by region for each fiscal year end were as follows (in thousands):

                                   North     UK and           Consolidated
                                  America    Europe     Japan     Total
                                  -------    ------     -----     -----
Six months ended March 31, 2000

Sales to unaffiliated customers   $ 3,685   $ 1,741    $ 6,249   $11,675
Net income (loss) .............     2,546      (432)       304     2,418
Total assets ..................    45,366     2,718      5,964    54,048

Six months ended March 31, 1999

Sales to unaffiliated customers   $ 1,911   $ 1,159    $11,911   $14,981
Net income (loss) .............     4,220      (185)       740     4,775
Total assets ..................    40,957       293      4,398    45,648

         The result of operations by geographic region includes significant sales principally from the United States to the Company's foreign locations at agreed upon transfer prices.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K. The following discussion contains statements that are not historical facts but are forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as "intended," "expects," "anticipates" and "is (or are) expected (or anticipated)." These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and the Company's stockholders of should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption "Factors That May Affect Future Results."

         The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to Stockholders. The Company does not undertake to update any forward-looking statements that may be made in this Form 10-Q and from time to time by or on behalf of the Company."

Overview

         The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's family of digital communication test systems is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively. The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The company maintains an extensive library of software modules that support approximately 160 protocols and variants. The DCT systems consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                             For the three months ended   For the six months
                                       March 31,            ended March 31,
                                   2000      1999           2000      1999
                                  -----     -----          -----     -----

Revenues:
   Product sales ............      93.0%     93.0%          80.8%     90.7%
   Services .................      17.0       7.0           19.2       9.3
                                  -----     -----          -----     -----
     Total revenues .........     100.0     100.0          100.0     100.0
                                  -----     -----          -----     -----
Cost of revenues:
   Product sales ............       6.5       8.1            7.7       9.3
   Services .................       3.8       2.1            4.8       2.6
                                  -----     -----          -----     -----
     Total cost of revenues .      10.3      10.2           12.5      11.9
                                  -----     -----          -----     -----
Gross profit ................      89.7      89.8           87.5      88.1
                                  -----     -----          -----     -----

Operating expenses:
   Research and development .      10.4       7.6           11.2       8.7
   Sales and marketing ......      36.0      13.4           37.7      16.6
   General and administrative      13.6       7.5           13.8       8.8
                                  -----     -----          -----     -----
     Total operating expenses      60.0      28.5           62.7      34.1
                                  -----     -----          -----     -----

Operating income ............      29.7      61.3           24.8      54.0
Interest income .............      10.2       2.6           11.0       2.7
Other income (expense) ......      (0.4)      0.6           (1.8)     (0.8)
                                  -----     -----          -----     -----

Income before taxes .........      39.5      64.5           34.0      55.9
                                  -----     -----          -----     -----
Provision for taxes .........      15.5      27.7           13.3      24.0
                                  -----     -----          -----     -----

Net income ..................      24.0%     36.8%          20.7%     31.9%
                                  =====     =====          =====     =====

Gross margin on product sales      92.2%     91.3%          90.5%     89.7%
                                  =====     =====          =====     =====

Gross margin on services ....      77.5%     70.6%          74.8%     71.9%
                                  =====     =====          =====     =====


Three Months Ended March 31, 2000 and 1999

         Revenues. Revenues decreased by approximately 32% from $9.8 million for the three months ended March 31, 1999 to $6.7 million for the three months ended March 31, 2000. Over the same period, product sales decreased by approximately 39% from $9.1 million to $5.6 million. Services revenue increased by approximately 60% from $686,000 to $1.1 million. The decrease in product sales was primarily attributable to a one time $3.5 million sale to an existing customer in Japan in 1999. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training. Services revenue will vary depending in part on the relative contribution of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

         Subsequent to the fiscal year ended September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue, and this will likely have a negative effect on the Company's long term growth expectations.* Accordingly, results for quarter and fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.

         Cost of revenues. Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of revenue decreased 30% from $990,000 for the three months ended March 31, 1999 to $689,000 for the three months ended March 31 2000. Over the same period, product sales decreased by approximately 39% while the cost of product sales decreased by 45%. Product gross margin for product sales increased from 91.3% to 92.2% over this same period as the Company's sales mix had a greater proportion of higher margin products. Cost of services increased by approximately 26% from $202,000 for the three months ended March 31, 1999 to $254,000 for the three months ended March 31, 2000 due primarily to personnel and increased compensation costs. Over the same period, service gross margin on services increased from 70.6% to 77.5% due to increased service revenues from service contract renewals in North America.

         Research and development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses decreased slightly by approximately 7% from $744,000 for the three months ended March 31, 1999 to $694,000 for the three months ended March 31, 2000. As a percentage of total revenues, research and development expenses slightly increased from 7.6% to 10.4% over the same period. The decrease in absolute dollars was due primarily to timing and to a lesser extent a decrease in variable compensation expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

         Sales and marketing. Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased 84.6% from $1.3 million for the three months ended March 31, 1999 to $2.4 million for the three months ended March 31, 2000. As a percentage of total revenues, sales and marketing expenses increased from 13.4% for the three months ended March 31, 1999 to 36.0% for the three months ended March 31, 2000. The increase in absolute dollars was due primarily to an increase in marketing personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities.*

         General and administrative. General and administrative expenses include costs associated with the Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased 24.1% from $734,000 for the three months ended March 31, 1999 to $911,000 for the three months ended March 31, 2000 due primarily to an overall increase in temporary staffing costs, recruiting costs and public company costs. As a percentage of total revenues, general and administrative expenses increased from 7.5% to 13.6% over the same period.

         Interest income. Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $251,000 for the three months ended March 31, 1999 to $682,000 for the three months ended March 31, 2000 due to investing the increase in the Company's cash and cash equivalent balances and short-term investments primarily from the proceeds of the February 1999 public offering and cash flows from profitable operations.

         Other income (expense), net. Other income (expense) primarily represents realized gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other income was $54,000 for the three months ended March 31, 1999. Other expense was $28,000 for the three months ended March 31, 2000 due to the change in foreign exchange gains and losses realized and premiums paid for forward contracts entered into to hedge transactions denominated in currencies other than the US dollar.

         Provision for income taxes. Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 43.0% for the three months ended March 31, 1999 and 39.0% for the three months ended March 31, 2000. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations and a decrease in the top tax rate in Japan. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Six Months Ended March 31, 2000 and 1999

Revenues. Revenues decreased by approximately 22% from $15 million in six months ended March 31, 1999 to $11.7 million in the six months ended March 31, 2000. Over the same period, product sales decreased by approximately 31% from $13.6 million to $9.4 million. Services revenue increased by approximately 57% from $1.4 million in the six months ended March 31, 1999 to $2.2 million in the six months ended March 31, 2000. The decreased product sales was primarily attributable to the large one-time sale to a customer in Japan in the second quarter of 1999. The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue will vary depending in part on the relative contributions of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

Cost of Revenues. Cost of product sales decreased approximately 36% from $1.4 million in the six months ended March 31, 1999 to $0.9 million in the six months ended March 31, 2000. Over the same period, product sales decreased by approximately 31% during the period.. As a result, over the same period, gross margin for product sales increased from 89.7% to 90.5% as the Company's hardware sales in the first six months of 2000 had a higher proportion of high margin products. Cost of services increased by approximately 45% from $391,000 in the six months ended March 31, 1999 to $566,000 in the six months ended March 31, 2000. Over the same period, gross margin on services increased from 71.9% to 74.8%, as support contract renewals increased.

Research and Development. Research and development expenses were flat at $1.3 million in the six months ended March 31, 1999 compared to $1.3 million in the six months ended March 31, 2000. As a percentage of total revenues, research and development expenses increased from 8.7% to 11.2% over the same period. The increase in absolute dollars was due primarily to an increase in engineering compensation cost.

Sales and Marketing. Sales and marketing expenses increased by approximately 76% from $2.5 million in the six months ended March 31, 1999 to $4.4 million in the six months ended March 31, 2000. As a percentage of total revenues, sales and marketing expenses increased from 16.6% to 37.7% over the same period. The increases were due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to invest in its sales and marketing capabilities.*


General and administrative. General and administrative expenses increased by approximately 23% from $1.3 million in the six months ended March 31, 1999 to $1.6 million in the six months ended March 31, 2000. As a percentage of total revenues, general and administrative expenses increased from 8.8% to 13.8% over the same period. The increase in absolute dollars is due primarily to an overall increase in personnel and the costs associated with being a public company.

Interest Income. Interest income increased from $402,000 in the six months ended March 31, 1999 to $1.3 million in the six months ended March 31, 2000 due to investing of the increase in the Company's cash and cash equivalent balances and short-term investments.

Other Income (expense). Other expense was $112,000 in the six months ended March 31, 1999 and was $215,000 in the six months ended March 31, 2000. The increase was due to exchange losses related to transactions denominated in foreign currencies.

Provision for income taxes. The Company's effective tax rate was 43.0% in the six months ended March 31, 1999 and was 39.0% in the six months ended March 31, 2000. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations and a decrease in the top tax rate in Japan.

Liquidity and Capital Resources

         Historically, the Company has financed its operations, including increases in account receivable and capital equipment acquisitions, primarily through cash generated from operations, cash proceeds from its initial public offering of common stock, profitable operations, investment earnings and the exercise of employee stock options.

         The Company's operating activities provided cash of $3.0 million and provided $3.7 million in the six month period ending March 31, 1999 and 2000, respectively. The cash provided in the Company's operations for the six months ended March 31 1999 was primarily attributable to its net income and increased accrued expenses offset by a significant increase in account receivables, specifically in Japan from a large one-time sale and a reduction in accounts payable. The cash provided in the Company's operations for the six months ended March 31, 2000 was primarily attributable to its net income and decreases in account receivable offset by a decrease in accrued expenses and prepaid expenses. Investing activities, consisted primarily of purchases of short-term investments and to a lesser extent additions to property and equipment, using cash of $16.9 million and $6.8 million in the six months ending March 31, 1999 and 2000, respectively. Financing activities in the six months ending March 31, 1999 and 2000 were attributable to proceeds from the initial public offering, and the exercise of employee stock options.

         As of March 31, 2000, the Company had working capital of $45.1 million, cash and cash equivalents of $5.8 million and short-term investments of $39.7 million. As of March 31, 2000, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $1.0 million in fiscal 2000.*

         The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Factors That May Affect Future Operating Results

Fluctuations in Quarterly Operating Results; Lengthy Sales Cycle

         The Company has experienced, and anticipates that it will continue to experience, significant fluctuations in quarterly revenues and operating results. The Company's revenues and operating results are relatively difficult to forecast for a number of reasons, including (i) the variable size and timing of individual purchases by customers, (ii) seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly Internationally, (iii) the relatively long sales cycles for the Company's products, (iv) the timing of hiring sales and technical personnel, (v) changes in the timing and amount of sales incentive compensation, (vi) competitive conditions in the Company's markets, (vii) exchange rate fluctuations, (viii) changes in the mix of products sold, (ix) the timing of the introduction and market acceptance of new products or product enhancements by the Company, its customers, competitors or suppliers, (x) costs associated with developing and introducing new products, (xi) product life cycles, (xii) changes in the level of operating expenses relative to revenues, (xiii) software defects and other product quality problems, (xiv) customer order deferrals in anticipation of new products, (xv) delays in purchasing decisions or customer orders due to customer consolidation, (xvi) supply interruptions, (xvii) changes in the regulatory environment and (xviii) changes in global or regional economic conditions or in the telecommunications industry.

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

Dependence on Limited Number of Customers

         The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the six months ended March 31, 2000, the Company's top four customers represented approximately 69.5% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

Risks Associated with International Sales and Operations; Foreign Exchange Risk

         Company revenues from international customers were approximately 70% during the six months ended March 31, 2000. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, France and Sweden and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the six months ended March 31, 2000 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

         At March 31, 2000 the Company had forward exchange contracts maturing in fiscal 2000 to sell approximately $1.9 million in Japanese Yen and $1.9 million in Pounds Sterling. The fair market value of the contracts at March 31, 2000 was immaterial. In addition, at March 31, 2000, the Company had a foreign currency option to sell approximately $2.0 million Japanese Yen maturing in fiscal 2000. This option had an immaterial fair market value at March 31, 2000. As of March 31, 2000 the cost of the contracts and option have been included in other income (expense).

         The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

Year 2000 Compliance

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         The Company does not use derivative financial instruments in its investment portfolio. The Company's short-term investments are generally comprised of investments with original maturities of less than one year. The investments consist of investment quality commercial paper and corporate bonds, collaterized mortgage obligations U.S. government securities and money market funds. These securities are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration of the investment portfolio and conservative nature of the Company's investment policy, the Company does not expect any material loss with respect to its investment portfolio.*

Foreign Currency Exchange Rate Risk

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

Part II.  Other Information

Item 2.  Changes in Securities and Use of Proceeds

         (c) The following information relates to securities sold by the Company during the quarter ended March 31, 2000: NONE.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27 Financial Data Schedule (Mark Please Insert)

         (b)  Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CATAPULT COMMUNICATIONS CORPORATION

Date:    May 9, 2000,                      By: /s/  Richard A. Karp
                                           -------------------------------------
                                           Richard A. Karp
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer)