Form 10-Q
period 2000-06-30
CATAPULT COMMUNICATIONS CORP
filed 2000-08-14
CIK 1063085

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2000, there were 12,835,381 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q
                                      INDEX

Part I--Financial Information                                                                     Page
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2000 and September 30, 1999                        3

Condensed Consolidated Income Statements for the three and nine months ended
         June 30, 2000 and 1999                                                                      4

Condensed Consolidated Statements of Cash Flow for the nine months ended
         June 30, 2000 and 1999                                                                      5

Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 12

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                           16

Signatures                                                                                          17


Part I.  Financial Information

Item 1.  Financial Statements

                                 CATAPULT COMMUNICATIONS CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except share data)
                                             (unaudited)
                                                                       June 30,            September 30,
                                                                         2000                   1999
                                                                         ----                   ----

                                               ASSETS
Current Assets:
   Cash and cash equivalents..............................              $ 4,197              $ 8,486
   Short-term investments.................................               42,606               33,168
   Accounts receivable, net...............................                6,036                5,852
   Inventories, net.......................................                  834                  705
   Deferred income taxes..................................                  890                  890
   Prepaid expenses.......................................                  829                  349
                                                                        -------              -------
      Total current assets................................               55,392               49,450
Property and equipment, net...............................                1,403                  998
Other assets..............................................                  102                  219
                                                                        -------              -------
      Total assets........................................              $56,897              $50,667
                                                                        =======              =======


                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................              $ 1,103              $   444
   Accrued liabilities....................................                4,766                4,782
   Deferred revenue.......................................                2,228                1,852
                                                                        -------              -------
      Total current liabilities...........................                8,097                7,078

Stockholders' Equity:
   Common stock                                                              13                   13
   Additional paid-in capital.............................               20,231               20,040
   Deferred compensation..................................                 (78)                (132)
   Retained earnings......................................               28,313               23,796
   Accumulated other comprehensive income.................                  621                  172
   Treasury stock (50,000 shares at cost).................                (300)                (300)
                                                                        -------              -------
      Total stockholders' equity..........................               48,800               43,589
                                                                        -------              -------
      Total liabilities and stockholders' equity..........              $56,897              $50,667
                                                                        =======              =======


                      See Notes to condensed consolidated financial statements.

                                          CATAPULT COMMUNICATIONS CORPORATION
                                       CONDENSED CONSOLIDATED INCOME STATEMENTS
                                    (in thousands, except share and per share data)
                                                      (unaudited)


                                                         For the three months ended          For the nine months ended
                                                                  June 30,                           June 30,
                                                            2000             1999              2000             1999
                                                            ----             ----              ----             ----
Revenues:
   Product sales...............................          $ 6,223             $ 5,806         $ 15,655          $ 19,396
   Services....................................            1,284                 901            3,527             2,292
                                                         -------             -------         --------          --------
     Total revenues............................            7,507               6,707           19,182            21,688
                                                         -------             -------         --------          --------

Cost of revenues:
   Product sales...............................          $   577             $   509         $  1,472          $  1,908
   Services....................................              264                 236              830               627
                                                         -------             -------         --------          --------
     Total cost of revenues....................              841                 745            2,302             2,535
                                                         -------             -------         --------          --------
Gross profit...................................            6,666               5,962           16,880            19,153

Operating expenses:
   Research and development....................          $   828             $   792         $  2,137          $  2,089
   Sales and marketing.........................            2,305               1,446            6,708             3,940
   General and administrative..................              981                 742            2,589             2,055
                                                         -------             -------         --------          --------
     Total operating expenses..................            4,114               2,980           11,434             8,084
                                                         -------             -------         --------          --------
Operating income...............................            2,552               2,982            5,446            11,069

Interest income................................              615                 501            1,901               903
Other income (expense).........................              233                 (47)              18              (159)
                                                         -------             -------         --------          --------

Income before taxes............................            3,400               3,436            7,365            11,813
Provision for taxes............................            1,326               1,477            2,873             5,079
                                                         -------             -------         --------          --------

 Net income....................................          $ 2,074             $ 1,959         $  4,492          $  6,734
                                                         =======             =======         ========          ========

Earnings per share:
   Basic.......................................          $  0.16             $  0.16         $   0.35          $   0.58
                                                         =======             =======         ========          ========

   Diluted.....................................          $  0.16             $  0.15         $   0.34          $   0.56
                                                         =======             =======         ========          ========


     Weighted average shares:
   Basic.......................................       12,832,000          12,632,000       12,785,000        11,595,000
                                                      ==========          ==========       ==========        ==========

   Diluted.....................................       13,116,000          13,091,000       13,070,000        12,039,000
                                                      ==========          ==========       ==========        ==========



                               See Notes to condensed consolidated financial statements.

                                                          4

                                 CATAPULT COMMUNICATIONS CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)
                                             (unaudited)

                                                                            Nine months ended
                                                                                 June 30,

                                                                         2000                 1999
                                                                         ----                 ----
Cash flows from operating activities:
Net income........................................................      $ 4,492              $ 6,734
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Depreciation and amortization..................................          225                  221
   Amortization of deferred stock compensation....................           54                  150
   Change in current assets and liabilities:
      Accounts receivable.........................................         (184)                (524)
      Inventories.................................................         (129)                 (68)
      Prepaid expenses............................................         (480)                (220)
      Other assets................................................          117                  (74)
      Accounts payable............................................          659                 (291)
      Accrued liabilities.........................................          (16)               1,163
      Deferred revenue............................................          376                  862
                                                                        -------              -------
        Net cash provided by operating activities.................        5,114                7,953
Cash flows from investing activities:
   Purchases of investments, net..................................       (9,438)             (27,716)
   Purchase of property and equipment.............................         (605)                (344)
                                                                        -------              -------
        Net cash used by investing activities.....................      (10,043)             (28,060)
Cash flows from financing activities:
   Stock issuances................................................          191               19,264
   Purchase of treasury stock.....................................            -                 (300)
                                                                        -------              -------
        Net cash provided by financing activities.................          191               18,964

Effect of comprehensive income changes............................          449                  (73)
                                                                        -------              -------

Increase (decrease) in cash and cash equivalents..................       (4,289)              (1,216)
Cash and cash equivalents, beginning of period....................        8,486               15,229
                                                                        -------              -------

Cash and cash equivalents, end of period..........................      $ 4,197              $14,013
                                                                        =======              =======


                      See Notes to condensed consolidated financial statements.

                                                 5

                       CATAPULT COMMUNICATIONS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

         Catapult Communications Corporation (the "Company") designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company conducts its business within one industry segment.

         These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. The results of operations for such periods are not necessarily indicative of results to be expected for any future period or the fiscal year ending September 30, 2000. These financial statements, including the notes thereto, should be read in conjunction with the audited financial statements for the year ended September 30, 1999, which were included as part of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

NOTE 2 - RECENT ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does believe that the adoption of SFAS 133 will have a material impact on its reported operations, or its financial condition.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial position or results of operations of the Company.

         In various areas, including revenue recognition and other Internet-related issues, accounting standards and practices continue to evolve. The SEC is preparing to issue interpretative guidance relating to SAB 101, and the FASB's Emerging Issues Task Force continues to address revenue and other Internet-related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for operations.

NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share are computed using the weighted average number of common  shares  outstanding  during the period.  Diluted  earnings  per share include the effect of dilutive  potential  common shares (options) issued during the period using the treasury  stock method.  The following data is presented in thousands except share and per share data:
                                                              Three months ended               Nine months ended
                                                                   June 30,                        June 30,
                                                              2000            1999            2000            1999
                                                              ----            ----            ----            ----
                                                                (in thousands, except share and per share data)
Net income                                                   $2,074          $1,959          $4,492           $6,734
                                                             ======          ======          ======           ======


Weighted average shares outstanding................      12,832,000      12,632,000      12,785,000       11,595,000
Dilutive options...................................         284,000         459,000         285,000          444,000
                                                         ----------      ----------      ----------       ----------
Weighted average shares assuming dilution                13,116,000      13,091,000      13,070,000       12,039,000
                                                         ==========      ==========      ==========       ==========

Earnings per share:
Basic..............................................      $     0.16      $     0.16      $     0.35       $     0.58
                                                         ==========      ==========      ==========       ==========

Diluted............................................      $     0.16      $     0.15      $     0.34       $     0.56
                                                         ==========      ==========      ==========       ==========

NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive  income, net of tax, are as follows (in thousands):
                                                              Three months ended               Nine months ended
                                                                    June 30,                        June 30,
                                                              2000            1999            2000             1999
                                                             -----           -----           -----            -----
Net income.........................................          2,074           1,959           4,492            6,734
Currency translation adjustment....................            256             (40)            449              (73)
                                                             -----           -----           -----            -----
Comprehensive income                                         2,330           1,919           4,941            6,661
                                                             =====           =====           =====            =====

NOTE 5--INVENTORIES (in thousands)

                                                        June 30,   September 30,
                                                          2000          1999
                                                          ----          ----

Raw Materials......................................       $715          $554
Work-in-process....................................         46            79
Finished goods.....................................         73            72
                                                          ----          ----
                                                          $834          $705
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

         The Company's principal geographical areas of operations, sales, income and assets by region for each fiscal year end were as follows (in thousands):
                                                         North        UK and                      Consolidated
                                                       America        Europe         Japan            Total
                                                       -------        ------         -----            -----
Nine months ended June 30, 2000

Sales to unaffiliated customers................        $ 6,447       $ 3,338        $ 9,397          $19,182
Net income.....................................          3,982          (304)           814            4,492
Total assets...................................         47,982         3,744          5,171           56,897

Nine months ended June 30, 1999

Sales to unaffiliated customers................         $3,892        $2,224        $15,572          $21,688
Net income.....................................          5,930          (143)           947            6,734
Total assets...................................         40,225         2,087          4,693           47,005

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

Forward-looking Statements

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
                                                          For the three months ended     For the nine months ended
                                                                  June 30,                       June 30,
                                                              2000         1999             2000          1999
                                                              ----         ----             ----          ----
   Revenues:
      Product sales................................           82.9%        86.6%            81.6%         89.4%
      Services.....................................           17.1         13.4             18.4          10.6
                                                             -----        -----            -----         -----
        Total revenues                                       100.0        100.0            100.0         100.0

   Cost of revenues:
      Product sales................................            7.7          7.6              7.7           8.8
      Services.....................................            3.5          3.5              4.3          28.9
                                                             -----        -----            -----         -----
        Total cost of revenues.....................           11.2         11.1             12.0          11.7
                                                             -----        -----            -----         -----
   Gross profit....................................           88.8         88.9             88.0          88.3

   Operating expenses:
      Research and development.....................           11.0         11.8             11.1           9.6
      Sales and marketing..........................           30.7         21.5             35.0          18.2
      General and administrative...................           13.1         11.1             13.5           9.5
                                                             -----        -----            -----         -----
        Total operating expenses...................           54.8         44.4             59.6         37.3
                                                             -----        -----            -----         -----

   Operating income................................           34.0         44.5             28.4          51.0
   Interest income.................................            8.2          7.5              9.9           4.2
   Other income (expense)..........................            3.1         (0.8)             0.0          (0.7)
                                                             -----        -----            -----         -----

   Income before taxes.............................           45.3         51.2             38.3          54.5
                                                             -----        -----            -----         -----
   Provision for taxes.............................           17.7         22.0             14.9          23.4
                                                             -----        -----            -----         -----

   Net income......................................          27.6%         29.2%            23.4%         31.0%
                                                             =====         =====           =====         =====

   Gross margin on product sales...................          90.7%         91.2%            90.6%         90.2%
                                                             =====         =====           =====         =====

   Gross margin on services........................          79.4%         73.8%            76.5%         72.6%
                                                             =====         =====           =====         =====

Three Months Ended June 30, 2000 and 1999


         Revenues. Revenues increased by approximately 12% from $6.7 million for the three months ended June 30, 1999 to $7.5 million for the three months ended June 30, 2000. Over the same period, product sales increased by approximately 7% from $5.8 million to $6.2 million. Services revenue increased by approximately 43% from $901,000 to $1.3 million. The increase in product sales was primarily attributable to the results generated from the Company's increased focus on test systems for third generation (3G) digital cellular and voice over IP (VoIP). The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training. Services revenue will vary depending in part on the relative contribution of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

         Cost of revenues. Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of sales increased approximately 13% from $745,000 for the three months ended June 30, 1999 to $841,000 for the three months ended June 30, 2000. Over the same period, the cost of product sales increased by approximately 13%. Gross margin for product sales increased from 91.2% to 90.7% over this same period as the Company's sales mix had a greater proportion of higher margin products. Cost of services increased by approximately 12% from $236,000 for the three months ended June 30, 1999 to $264,000 for the three months ended June 30, 2000 due primarily to increased compensation costs. Over the same period, service gross margin on services increased from 73.8% to 79.4%. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing, and timing of service contract renewals.

         Research and development. Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 5% from $792,000 for the three months ended June 30, 1999 to $828,000 for the three months ended June 30, 2000. As a percentage of total revenues, research and development expenses decreased from 11.8% to 11.0% over the same period. The increase in absolute dollars was due to an increase in compensation expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

         Sales and marketing. Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased 59.4% from $1.4 million for the three months ended June 30, 1999 to $2.3 million for the three months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 21.5% for the three months ended June 30, 1999 to 30.7% for the three months ended June 30, 2000. The increase in absolute dollars was due primarily to an increase in marketing personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

--------------------------------------------------
* See "Forward-looking Statements" on Page 8

         General and administrative. General and administrative expenses include costs associated with the Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased 32.2% from $742,000 for the three months ended June 30, 1999 to $981,000 for the three months ended June 30, 2000 due primarily to an overall increase in temporary staffing costs, recruiting costs and public company costs. As a percentage of total revenues, general and administrative expenses increased from 11.1% to 13.1% over the same period.

         Interest income. Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $501,000 for the three months ended June 30, 1999 to $615,000 for the three months ended June 30, 2000 due to an increase in the Company's cash and cash equivalent balances and short-term investments primarily from profitable operations and to higher prevailing interest rates

         Other income (expense), net. Other income (expense) primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense was $47,000 for the three months ended June 30, 1999. Other income was $233,000 for the three months ended June 30, 2000 due to foreign exchange gains, including gains realized on forward contracts entered into to hedge transactions denominated in currencies other than the US dollar.

         Provision for income taxes. Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 43.0% for the three months ended June 30, 1999 and 39.0% for the three months ended June 30, 2000. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations and a decrease in the top tax rate in Japan. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Nine Months Ended June 30, 2000 and 1999

         Revenues. Revenues decreased by approximately 11.6% from $21.7 million in nine months ended June 30, 1999 to $19.2 million in the nine months ended June 30, 2000. Over the same period, product sales decreased by approximately 19% from $19.4 million to $15.7million. Services revenue increased by approximately 54% from $2.3 million in the nine months ended June 30, 1999 to $3.5 million in the nine months ended June 30, 2000. The decrease in product sales was primarily attributable to a one-time $3.5 million sale to an existing customer in Japan in 1999 The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as contract renewals. Services revenue will vary depending in part on the relative contributions of each sales region. In Japan, the Company has historically received lower services revenue in proportion to its product sales, principally due to market factors affecting the pricing of such services.

         Subsequent to the fiscal year ended September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue as in the past, and this will likely have a negative effect on the Company's long term growth expectations.* Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.*

         Cost of Revenues. Cost of product sales decreased approximately 23% from $1.9 million in the nine months ended June 30, 1999 to $1.5 million in the nine months ended June 30, 2000. Over the same period,

--------------------------------------------------
* See "Forward-looking Statements" on Page 8 product sales decreased by approximately 19%. As a result, over the same period, gross margin for product sales increased from 90.2% to 90.6% as the Company's hardware sales in the first nine months of 2000 had a higher proportion of high margin products. Cost of services increased by approximately 32% from $627,000 in the nine months ended June 30, 1999 to $830,000 in the nine months ended June 30, 2000. Over the same period, gross margin on services increased from 72.6% to 76.5%, as support contract renewals increased. Gross margin on services will vary depending in part on the amount of sales to Japan, where the Company has historically generated lower margins on services revenue due to market factors affecting pricing.

         Research and Development. Research and development expenses were essentially flat at $2.1 million for the nine months ended June 30, 1999 and the nine months ended June 30, 2000. As a percentage of total revenues, research and development expenses increased from 9.6% to 11.1% over the same period.

         Sales and Marketing. Sales and marketing expenses increased by approximately 70% from $3.9 million in the nine months ended June 30, 1999 to $6.7 million in the nine months ended June 30, 2000. As a percentage of total revenues, sales and marketing expenses increased from 18.2% to 35.0% over the same period. The increases were due primarily to an overall increase in personnel and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

         General and administrative. General and administrative expenses increased by approximately 26% from $2.1 million in the nine months ended June 30, 1999 to $2.6 million in the nine months ended June 30, 2000. As a percentage of total revenues, general and administrative expenses increased from 9.5% to 13.5% over the same period. The increase in absolute dollars is due primarily to an overall increase in personnel, recruiting expenses and the costs associated with being a public company.

         Interest Income. Interest income increased from $903,000 in the nine months ended June 30, 1999 to $1.9 million in the nine months ended June 30, 2000 due to an increase in the Company's cash and cash equivalents and short-term investment balances resulting from the February 1999 public offering and from profitable operations.

         Other Income (expense). Other expense was $159,000 in the nine months ended June 30, 1999 and other income was $18,000 in the nine months ended June 30, 2000, due to exchange gains related to transactions denominated in foreign currencies.

         Provision for income taxes. The Company's effective tax rate was approximately 43.0% in the nine months ended June 30, 1999 and was 39.0% in the nine months ended June 30, 2000. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations and a decrease in the top tax rate in Japan.

Liquidity and Capital Resources

         Historically, the Company has financed its operations, including increases in account receivable and capital equipment acquisitions, primarily through cash generated from operations, cash proceeds from its initial public offering of common stock, profitable operations, investment earnings and the exercise of employee stock options.

         The Company's operating activities provided cash of $8.0 million and $5.1 million in the period ending June 30, 1999 and 2000, respectively. The cash provided by the Company's operations for the nine months ended June 30 1999 was primarily attributable to high profitability and increased accrued expenses

--------------------------------------------------
* See "Forward-looking Statements" on Page 8
offset by a significant increase in account receivable, specifically in Japan from a large one-time sale and a reduction in liabilities. The cash provided by the Company's operations for the nine months ended June 30, 2000 was primarily attributable to profitable operations, and to increased levels of accounts payable and deferred income offset by higher prepaid expenses. Investing activities, consisting primarily of purchases of short-term investments and to a lesser extent additions to property and equipment, used cash of $28.1 million and $10.0 million in the nine months ending June 30, 1999 and 2000, respectively. Financing activities in the nine months ending June 30, 1999 and 2000 were attributable to the proceeds of the public offering in the former period and to exercises of employee stock options in both periods.

         As of June 30, 2000, the Company had working capital of $47.3 million, cash and cash equivalents of $4.2 million and short-term investments of $42.6 million. As of June 30, 2000, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $1.0 million in fiscal 2000.*

         The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

         The Company's revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. The Company's products are generally shipped within 15 to 30 days after orders are received and revenues are recognized upon shipment of the products,

--------------------------------------------------
* See "Forward-looking Statements" on Page 8 provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

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

         The Company's expectations for future revenues are predicated, to a large extent, on the recruitment and hiring of a significant number of employees, particularly experienced sales and technical. personnel. Failure to hire, or delays in hiring, sufficient sales and technical personnel could have a material adverse effect on the Company's results of operations for any period.

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

Dependence on Limited Number of Customers

         The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the nine months ended June 30, 2000, the Company's top four customers represented approximately 75% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

--------------------------------------------------
* See "Forward-looking Statements" on Page 8

Risks Associated with International Sales and Operations; Foreign Exchange Risk

         Company revenues from international customers were approximately 66% during the nine months ended June 30, 2000. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, France and Sweden and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the nine months ended June 30, 2000 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

         Subsequent to the fiscal year ended September 30, 1999, the Company received information that sales to NTT, a major customer in Japan, would likely be significantly reduced beginning in fiscal 2000. The Company believes it is likely that sales to NTT will no longer represent as large a percentage of total revenue as in the past, and this will likely have a negative effect on the Company's long term growth expectations.* Accordingly, results for fiscal 2000 will likely be significantly reduced and different in terms of total revenue, earnings per share, geographic sales mix and customer concentration from fiscal 1999.*

Rapid Technological Change; Uncertainty of Acceptance of the Company's Products and Services

         The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company's future success will depend in part on its ability toanticipate and respond to these changes by enhancing its existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands.

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

--------------------------------------------------
* See "Forward-looking Statements" on Page 8

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

         At June 30, 2000 the Company had forward exchange contracts maturing in fiscal 2000 to sell approximately $1.2 million in Pounds Sterling. The fair market value of the contracts at June 30, 2000 was immaterial As of June 30, 2000 the cost of the contracts have been included in other income (expense).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

         The Company does not use derivative financial instruments in its investment portfolio. The Company's short-term investments are generally comprised of investments with original maturities of less than one year. The investments consist of investment quality commercial paper and corporate bonds, collateralized mortgage obligations U.S. government securities and money market funds. These securities

--------------------------------------------------
* See "Forward-looking Statements" on Page 8 are subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration of the investment portfolio and conservative nature of the Company's investment policy, the Company does not expect any material loss with respect to its investment portfolio.*

Foreign Currency Exchange Rate Risk

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

                                           CATAPULT COMMUNICATIONS CORPORATION

Date:    August 11, 2000                   By: /s/  Richard A. Karp
                                           ------------------------
                                           Richard A. Karp
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer)