Form 10-K
period 2000-09-30
CATAPULT COMMUNICATIONS CORP
filed 2000-12-21
CIK 1063085

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

      As of November 30, 2000, 12,887,616 shares of the Registrant's common stock, $0.001 par value, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's common stock on November 30, 2000 of $12.875 per share) was approximately $71,101,106. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 7, 2001.

--------------------------------------------------------------------------------

                                Table of Contents
PART I    .....................................................................1
ITEM 1.   BUSINESS.............................................................1
          The Company..........................................................1
          The DCT Product Line.................................................2
          Customers............................................................3
          Sales and Marketing..................................................4
          International Sales..................................................4
          DCT Product Line Support.............................................5
          Product Development..................................................5
          Manufacturing........................................................5
          Competition..........................................................6
          Intellectual Property................................................6
          Employees............................................................7
          Executive Officers of the Company....................................7
ITEM 2.   PROPERTIES...........................................................9
ITEM 3.   LEGAL PROCEEDINGS....................................................9
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9
PART II   .....................................................................9
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS..................................................9
ITEM 6.   SELECTED FINANCIAL DATA.............................................10
ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...........................................12
          Overview............................................................12
          Fiscal Years Ended September 30, 1999 and 2000......................12
          Fiscal Years Ended September 30, 1998 and 1999......................14
          Liquidity and Capital Resources.....................................15
          Factors That May Affect Future Results..............................15
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS..........22
          Foreign Exchange Risk and Derivative Financial Instruments..........22
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................41
PART III  ....................................................................41
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................41
ITEM 11.  EXECUTIVE COMPENSATION..............................................42
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......42
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................42
PART IV   ....................................................................43
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....43

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

                                     PART I

ITEM 1. BUSINESS

The Company

      Catapult Communications Corporation ("Catapult," the "Company" or the "Registrant") designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. Catapult's DCT product line(1), a family of digital communications test systems, is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company's advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company markets its products through a direct sales force to industry leaders such as Cable & Wireless Communications PLC, Cisco Systems, Inc., Fujitsu Limited, LM Ericsson, Lucent Technologies, Inc. ("Lucent"), Marconi Communications Ltd., Motorola Inc. ("Motorola"), NEC Corporation ("NEC"), Nippon Telephone and Telegraph ("NTT"), Northern Telecom Limited, NTT DoCoMo, Inc. ("NTT DoCoMo") and Tellabs Inc.

      The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support a large number of protocols and variants. The Company's emphasis is on complex, high-level and emerging protocols, including Third Generation Cellular (3G), IP Telephony (Voice over IP or VoIP), General Packet Radio Service (GPRS), Asynchronous Transfer Mode (ATM), Signaling System #7 (SS7), Intelligent Network (IN), V5, Integrated Services Digital Network (ISDN), Global Systems for Mobile Communications (GSM), Interim Standard 41 (IS-41), Code Division Multiple Access (CDMA), X.25 and Frame Relay(2). The Company's extensive technical know-how and proprietary software development tools enable the Company to implement new protocols and protocol variants rapidly in response to customer needs. With its extensive library of software protocol modules, large selection of physical interfaces and versatile platform, the DCT product line is easily configured to support a wide variety of digital

----------

1 The DCT product line consists of the DCT-S and DCT2000, introduced in November of 1999. The DCT2000 introduces PCI-bus architecture to the DCT product line. Emerging Third Generation Cellular technology is being implemented on the DCT2000 platform.
2     Please refer to Glossary on page 24.

testing functions, thereby reducing a customer's need for multiple test systems. In addition, the DCT system's multi-protocol, multi-user capability allows multiple testing operations to be performed simultaneously, helping the Company's customers to accelerate their product development cycles.

The DCT Product Line

      DCT systems consist of advanced software and hardware running on a third-party UNIX-based workstation. In a system sale, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol modules and hardware to meet future testing needs. Customers have the option to purchase a third-party workstation from the Company or provide a workstation to the Company for configuration. Prices for DCT systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to over $250,000.

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

      Conformance Testing. DCT systems test for conformance by enabling manufacturers and network operators to verify that devices meet specified standards. Conformance test suites validate the implementation of new features and the functionality of existing features against a standardized set of predefined criteria. The Company provides pre-packaged V5, ISDN and SS7 conformance test suites which assist in this testing.

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

      DCT Product Line Software

      The DCT product line software, based on a UNIX(TM) operating system, consists of protocol encoders and decoders, protocol state machines, protocol validation tests and conformance test suites. The DCT system includes support for a large number of protocols and variants, enabling the DCT system to be configured for many different test applications. The Company's customers can choose to program the DCT system using

Catapult's graphical user interface (GUI) or by writing their own code using the Company's Digital Communication Programming Language (DCPL), a fully featured optimized communications language. In addition, the Company has introduced pre-programmed applications to perform load generation and network entity simulation. Finally, customers can also choose to integrate their own libraries of subroutines written in industry standard programming languages such as C or C++.

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

      DCT-S Hardware. Using up to three expansion chassis, a single workstation may also support multiple MPI cards, each supporting up to four signaling channels. The Company offers MPI cards for a variety of physical interfaces, including industry standards such as Primary Rate E-1, Primary Rate T-1, Serial port card, ISDN Basic Rate (S/T), and Japanese CII.

      DCT-2000 Hardware. Using up to four expansion chassis, a single workstation may also support multiple PowerPCI cards each supporting up to four signaling channels. The Company does or will offer PowerPCI cards for a variety of physical interfaces, including industry standards such as a Primary Rate E-1, T-1 card, ATM Optical/UTP cards, ATM PDH DS3/E3 cards, Serial port card, ISDN Basic Rate card, and Japanese CII.*

      The Company also offers a number of auxiliary cards to increase the versatility of the DCT systems. For example, the VOX card adds voice channel testing capability on up to 64 channels of E-1 and T-1 links. The Timeslot Interchange (TSI) card supports individual dynamic or static channel selection for up to 248 timeslots. The Subscriber Line Interface Card (SLIC) converts two-wire analog subscriber line interfaces to four-wire handset interfaces. The Company provides a converter for CMI, the Japanese physical interface.

Customers

      The Company's customers in the United States and Canada are primarily telecommunications equipment manufacturers. Outside North America, its customer base also includes network operators.

      Revenues from the Company's top four customers represented approximately 72%, 87% and 52% of total revenues in fiscal 1998, 1999 and 2000, respectively. The Company's largest customers have been Motorola, which accounted for approximately 15% of total revenues in fiscal 1998, NTT, which accounted for approximately 58% of total revenues in fiscal 1999 and NTT DoCoMo, which accounted for approximately 23% of total revenues in fiscal 2000. The Company's four largest customers in fiscal 2000 were NTT DoCoMo, Motorola, NEC and Nortel, which accounted for approximately 23%, 12%, 9% and 8% of total revenues, respectively. The Company's four largest customers in fiscal 1999 were NTT, Motorola, NEC and Lucent, which accounted for approximately 58%, 14%, 12% and 3% of total revenues, respectively. The Company's four largest customers in fiscal 1998 were NTT, NEC, Motorola and Lucent, which accounted for approximately 24%, 21%, 15% and 12% of total revenues, respectively. Separate engineering groups of the same customer at different locations generally make independent decisions to purchase the Company's products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

Sales and Marketing

      The Company markets its products and services through its direct sales force, a majority of whom have technical degrees. As of September 30, 1998, 1999 and 2000, the Company's direct sales force consisted of 10, 15 and 30 employees, respectively. The sales and marketing staff is located in North America, Japan, and Europe. The Company does not anticipate entering into independent distributor arrangements for the foreseeable future and intends to sell exclusively through direct sales personnel because of the high level of technical expertise and support required by customers. Pursuant to a special agreement, one of the Company's customers has the right to re-market the Company's test systems as part of an integrated product sale.

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

International Sales

      International sales constituted approximately 72%, 78% and 68% of the Company's total revenues in fiscal 1998, 1999 and 2000, respectively. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices and sales staff outside the United States located in Japan, the United Kingdom, Germany, France and Canada and plans to open new offices internationally from time to time.

DCT Product Line Support

      Due to the complexity of its customers' testing needs, the Company offers its customers support and training from highly skilled technical personnel. As of September 30, 1998, 1999 and 2000, the Company had 16, 26 and 32 applications engineers worldwide who provide full-time technical assistance and development support to the Company's customers. The Company provides ongoing training, generally at the customer's site, and technical assistance from all of its offices. Support is generally offered during normal business hours applicable to each office. The Company also offers product warranties for various lengths of time, depending on the product and country of purchase or operation.

      The Company provides periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with the Company's earlier software releases, enabling the DCT system to continue to be used as customer needs and applications evolve. As part of its ongoing software support, the Company may also develop protocol variants at the request of its customers.

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

      The Company is continually seeking to make the DCT systems easier to use in order to expand its market to include a broad range of users. In order to run test scenarios, particularly on advanced telecom systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, the Company plans to continue the expansion and refinement of its GUI and other script development tools. In addition, the Company will continue to support on its DCT-S product a number of test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American). The Company believes that ease-of-use solutions will provide the opportunity to capture more revenues and sell to a wider range of companies.*

      Most of the Company's hardware development program is directed towards designing protocol co-processors and associated physical interfaces. The Company has initiated these projects to increase the performance and capabilities of the DCT system and expand the range of devices to which the DCT system can be directly connected for testing purposes.

      Research and product development expenses were approximately $2.0 million, $2.8 million and $3.0 million in fiscal 1998, 1999 and 2000, respectively. The Company's policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 1998, 1999 and 2000, 15, 24 and 25 of the Company's engineers, respectively, were engaged in or provided support to research and development.

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

      The Company believes its principal competitors are Able Communications Inc. ("Able"), Acterna Corporation ("Acterna"), Agilent Technologies Inc. ("Agilent"), IFR Systems Inc. ("IFR"), INET, Inc. ("INET"), Tekelec, Inc. ("Tekelec") and Tektronix Inc. ("Tektronix"). Many of the Company's existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than the Company. The Company believes that the market for high-end testing systems is fragmented geographically. For example, Agilent, Tekelec, INET, Tektronix and Schlumberger are the Company's primary competitors in North America, while its primary competitors in Europe are Agilent, Tektronix, Wavetek, Schlumberger and IFR. The Company's primary competitors in Japan are Able and Tekelec. The Company also faces competition from several relatively small companies.

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

Employees

      As of September 30, 2000, the Company employed 113 full-time employees, including 25 in research and development, 32 in application engineering customer support, 30 in sales, eight in marketing, twelve in administration and six in manufacturing. Of these employees, 80 were employed in North America of which 52 are at the Mountain View, California headquarters, 19 were employed in the United Kingdom and Europe and 14 in Japan. The Company is not subject to any collective bargaining agreement and has not experienced any work stoppages. The Company believes that its relations with its employees are good.

Executive Officers of the Company

      The following table sets forth certain information, as of September 30, 2000, with respect to the executive officers of the Company:

Name                      Age                             Positions
----                      ---                             ---------
Richard A. Karp........... 56  Chief Executive Officer and Chairman of the Board
David Mayfield............ 51  President and Chief Operating Officer
Chris Stephenson.......... 49  See biographical information below

Barry R. Hoglund.......... 52  Vice President of Sales
Glenn Stewart............. 50  Vice President of Engineering
Guy R. Simpson............ 42  Vice President of Application Development
Barbara J. Fairhurst...... 52  Vice President of Operations
Terry Eastham............. 53  Vice President of Marketing
Kathy T. Omaye-Sosnow..... 44  Vice President of Human Resources

      Dr. Richard A. Karp founded the Company in 1985 and has served as Chief Executive Officer and Chairman of the Board of the Company since inception. In May 2000, Mr. Karp relinquished his title as President to David Mayfield, the Company's Chief Operating Officer. Prior to founding Catapult in 1985, Dr. Karp was Vice President of Software Development for Tri-Data, Inc., a supplier of protocol conversion equipment, from 1982 to 1985. Previously, he was a founder and Vice President of Software of Sequoia Systems, a fault-tolerant computer systems manufacturer. Dr. Karp has also served as an independent software consultant, and he spent five years as a systems programmer and project leader at Burroughs Corporation. Dr. Karp holds a Ph.D. in computer science from Stanford University, a M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

      Mr. David Mayfield joined the Company in May 2000 as its President and Chief Operating Officer. Prior to joining the Company, Mr. Mayfield served as interim General Manager at Scitex Digital Video, a manufacturer of non-linear digital video editing systems. Prior to 1998, Mr. Mayfield was Executive Vice President and General Manager of the Philips DVS organization in Salt Lake City, UT, a manufacturer of digital video systems. Mr. Mayfield holds a B.S. in Electrical Engineering from California Polytechnic State University and has completed selected courses towards MSEE at the University of Santa Clara.

      Mr. Chris Stephenson joined the Company in July 2000 in a full-time consulting capacity with a view to assuming the role of Chief Financial Officer upon approval of the required work visa. From 1985 to April 2000, he was Chief Financial Officer of Telco Research Corporation Limited and its predecessor, TSB International Inc. Prior to 1985, Mr. Stephenson held commercial banking, lending and loan management positions with the Canadian Imperial Bank of Commerce, a chartered bank. He holds a B.A. and an M.A. from the University of Toronto.

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

      Mr. Guy R. Simpson has served as Deputy Chairman of Catapult Communications Ltd. ("CCL"), the Company's UK subsidiary, since October 1996 and was appointed Vice President of Applications Development of the Company in May 1998. Mr. Simpson joined the Company in 1989 and has held a number of technical and management positions with the Company and CCL since that time. From October 1996 to April 1998, Mr. Simpson was the Director of Field Test Systems for the Company. From July 1994 to September 1996, Mr. Simpson was Managing Director of CCL. From July 1992 to June 1994, he was Secretary of CCL. Prior to joining the Company, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

      Ms. Barbara J. Fairhurst joined the Company in June 1995 as Director of Operations. From 1994 to 1995, Ms. Fairhurst was Principal at BJF Consulting, a consulting firm, where she developed business plans and implemented operating systems. From 1990 to 1993, Ms. Fairhurst was Corporate Vice President at Intersource Technologies, Inc., where she was responsible for operations and manufacturing. Prior to that time, Ms. Fairhurst spent 10 years as President and Chief Operating Officer of Sequential Circuits, a manufacturer of electronic music equipment. Ms. Fairhurst holds a M.B.A. from the Santa Clara University and a B.A. from San Jose State University.

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

      Ms. Kathy T. Omaye-Sosnow joined the Company in 1997. Ms. Omaye-Sosnow was promoted to the position of Vice President of Human Resources in November 2000. Prior to her promotion, Ms. Omaye-Sosnow served as the Company's Director of Human Resources since June of 1999. Prior to that, Ms. Omaye-Sosnow served as the Company's Manager of Human Resources. Prior to joining the Company, she held a variety of human resources positions, most recently as Manager of Corporate Employment at McKesson HBOC Corporation, a pharmaceutical distributor and health management corporation. Prior to that, she was employed with Delta Dental Plan of California, a dental insurance firm in California, where she held various human resources positions. Ms. Omaye-Sosnow holds a B.S. degree in Human Resources from California State University, Sacramento.

ITEM 2. PROPERTIES

      The Company's executive offices, product development and primary support and production operations are located in Mountain View, California, where the Company occupies approximately 29,250 square feet pursuant to leases that expire in 2002 and 2003 and may be extended at the Company's option to 2005. The annual rent for the property is approximately $285,000. The Company believes that this facility will be adequate for its planned purposes.*

      In addition, the Company leases professional services office space in the following locations with the following approximate square footage: 4,700 square feet in Schaumburg, Illinois; 2,900 square feet in Dallas, Texas; 1,650 square feet in Raleigh, North Carolina, 2,600 square feet in Ottawa, Canada; 5,100 square feet in Chippenham, England; 1,200 square feet in Landsberg, Germany, 1,000 square feet in Antony Cedex, France and 3,200 square feet in Tokyo, Japan.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not subject to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

      The Company's common stock is quoted on the Nasdaq National Market System ("Nasdaq") under the symbol "CATT." The following table sets forth the range of high and low closing sales prices for each fiscal period indicated beginning on February 11, 1999 when the Company's common stock began trading on Nasdaq:

                                   1999                           2000
                                   ----                           ----
                           High             Low           High             Low
                           ----             ---           ----             ---
First fiscal quarter         --              --          $20.81          $  8.44
Second fiscal quarter     $15.15          $ 9.94         $13.56          $  9.28
Third fiscal quarter      $30.69          $12.75         $11.25          $  7.13
Fourth fiscal quarter     $27.19          $13.75         $19.38          $  8.63

      The Company had approximately 50 stockholders of record as of September 30, 2000. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data is qualified by reference to and should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" section and Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

Consolidated Statements of Income Data:             Fiscal Year Ended September 30,
                                        --------------------------------------------------------
                                          1996        1997        1998        1999        2000
                                        --------    --------    --------    --------    --------
                                                 (in thousands, except per share data)
Revenues:
   Product Sales ....................   $  7,690    $ 11,519    $ 15,833    $ 25,505    $ 22,045
   Services .........................      1,562       1,833       2,373       3,450       5,001
                                        --------    --------    --------    --------    --------
   Total revenues ...................      9,252      13,352      18,206      28,955      27,046
                                        --------    --------    --------    --------    --------

Cost of revenues:
   Product sales ....................      1,103       1,576       1,852       2,701       2,209
   Services .........................        246         344         564         945         971
                                        --------    --------    --------    --------    --------
   Total cost of revenues ...........      1,349       1,920       2,416       3,646       3,180
                                        --------    --------    --------    --------    --------
   Gross profit .....................      7,903      11,432      15,790      25,309      23,866
                                        --------    --------    --------    --------    --------
Operating expenses:
   Research and development .........        908       1,419       2,001       2,777       3,037
   Sales and marketing ..............      1,881       2,550       3,242       5,623       9,427
   General and administrative .......      1,384       2,063       2,188       2,485       3,703
   Offering costs ...................         --          --         769          --          --
                                        --------    --------    --------    --------    --------
   Total operating expenses .........      4,173       6,032       8,200      10,885      16,167
                                        --------    --------    --------    --------    --------
Operating income ....................      3,730       5,400       7,590      14,424       7,699
   Interest income ..................        269         380         594       1,294       2,674
   Other income (expense) ...........       (209)         (6)       (263)       (107)        169
                                        --------    --------    --------    --------    --------
   Income before taxes ..............      3,790       5,774       7,921      15,611      10,542
   Provision for taxes ..............      1,502       2,436       3,396       6,706       3,976
                                        --------    --------    --------    --------    --------
   Net income .......................   $  2,288    $  3,338    $  4,525    $  8,905       6,566
                                        ========    ========    ========    ========    ========

Earnings per share:
   Basic ............................   $   0.24    $   0.35    $   0.44    $   0.75    $   0.51
                                        ========    ========    ========    ========    ========
   Diluted ..........................   $   0.22    $   0.31    $   0.41    $   0.73    $   0.50
                                        ========    ========    ========    ========    ========

Shares used in per share calculation:
   Basic ............................      9,621       9,630      10,369      11,874      12,801
                                        ========    ========    ========    ========    ========
   Diluted ..........................     10,301      10,605      10,940      12,217      13,123
                                        ========    ========    ========    ========    ========

Consolidated Balance Sheet Data:                    Fiscal Year Ended September 30,
                                        --------------------------------------------------------
                                          1996        1997        1998        1999        2000
                                        --------    --------    --------    --------    --------
                                                             (in thousands)
Cash, cash equivalents and short-term
investments .........................   $  7,171    $ 10,672    $ 15,229    $ 41,654    $ 48,637
Working capital .....................      6,496       9,698      14,006      42,372      49,164
Total assets ........................      9,542      14,035      19,495      50,667      59,343
Redeemable common stock .............         --          --       5,000          --          --
Total stockholders' equity ..........   $  6,832    $ 10,170    $ 10,150    $ 43,589    $ 50,887

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's consolidated statements of income to total revenues.

                                                    Percentage of Total Revenues
                                                          Fiscal Year Ended
                                                            September 30,
                                                    ---------------------------
                                                     1998       1999       2000
                                                    -----      -----      -----
Revenues:
      Product Sales ............................     87.0%      88.0%      81.5%
      Services .................................     13.0       12.0       18.5
                                                    -----      -----      -----
      Total revenues ...........................    100.0      100.0      100.0
                                                    -----      -----      -----

Cost of revenues:
      Product sales ............................     10.2        9.3        8.2
      Services .................................      3.1        3.3        3.6
                                                    -----      -----      -----
      Total cost of revenues ...................     13.3       12.6       11.8
                                                    -----      -----      -----
      Gross profit .............................     86.7       87.4       88.2
                                                    -----      -----      -----
Operating expenses:
      Research and development .................     11.0        9.6       11.2
      Sales and marketing ......................     17.8       19.4       34.8
      General and administrative ...............     12.0        8.6       13.7
      Offering costs ...........................      4.2         --         --
                                                    -----      -----      -----
      Total operating expenses .................     45.0       37.6       59.7
                                                    -----      -----      -----

Operating income ...............................     41.7       49.8       28.5
      Interest income ..........................      3.3        4.5        9.9
      Other income (expense) ...................     (1.5)      (0.4)       0.6
                                                    -----      -----      -----
      Income before taxes ......................     43.5       53.9       39.0
      Provision for taxes ......................     18.6       23.2       14.7
                                                    -----      -----      -----
      Net income ...............................     24.9%      30.8%      24.3%
                                                    =====      =====      =====
Gross margin on product sales ..................     88.3%      89.4%      90.0%
                                                    =====      =====      =====
Gross margin on services .......................     76.2%      73.0%      80.6%
                                                    =====      =====      =====

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company's revenues are derived from product sales, which include both licenses of the DCT system software and sales of hardware, and from services, which includes customer support under software support contracts, as well as installation and training. Prices for the DCT system vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation from the Company or provide a workstation to the Company for configuration. Product sales are recognized upon installation provided that no significant vendor obligations remain and collection is considered probable.

      The Company offers product warranties for various lengths of time, depending on the product and country of purchase or operation. Customers may elect to purchase an annual software support contract, which includes both ongoing technical support and any new software releases on a when and if available basis during the term of the support contract. These software releases include protocol variants for protocols already purchased by the customer. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers typically purchase onsite training, which is charged on a fixed-price basis and recognized as the service is performed.

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

Fiscal Years Ended September 30, 1999 and 2000

      Revenues

      Revenues decreased by approximately 7% from $29.0 million in fiscal 1999 to $27.0 million in fiscal 2000. Over the same period, product sales decreased by approximately 14% from $25.5 million in fiscal 1999 to $22.0 million in fiscal 2000. The decrease in product sales was primarily attributable to a decrease in system sales to NTT DoCoMo of Japan, to which a particularly large sale was made in the second quarter of fiscal 1999, but to which significantly reduced sales were made in the first quarter of fiscal 2000. In the last three quarters of fiscal 2000, average system sale revenue from NTT DoCoMo recovered to a level 92% higher than that of the first quarter. For the year as a whole, the decrease in system sales to this customer was partially offset by an increase in system sales to other domestic and international customers. Services revenue increased by approximately 45% from $3.5 million in fiscal 1999 to $5.0 million in fiscal 2000. The increase in service revenue was primarily due to sales of software support contracts associated with new system sales as well as increased success in selling support to the Company's Japanese installed customer base.

      Cost of Revenues

      Cost of product sales decreased by approximately 18% from $2.7 million in fiscal 1999 to $2.2 million in fiscal 2000. Gross margin on product sales increased from 89.4% in fiscal 1999 to 90.0% in fiscal 2000. This increase was due primarily to increased sales of higher margin proprietary hardware products, such as MPI cards, in fiscal 2000. Cost of services increased by approximately 3% from $945,000 in fiscal 1999 to $971,000 in fiscal 2000 due primarily to the cost of engineering personnel additions. Gross margin on services increased from 72.6% in fiscal 1999 to 80.6% in fiscal 2000 as services revenues grew more than the associated costs. Gross margin on services varies depending on the timing of system sales and support contract renewals.

      Research and Development

      Research and development expenses increased by approximately 9% from $2.8 million in fiscal 1999 to $3.0 million in fiscal 2000 due primarily to increased spending on salary and project costs. As a percentage of total revenues, research and development expenses increased from 9.6% to 11.2% over the same period as expenses increased while revenues decreased.

      Sales and Marketing

      Sales and marketing expenses increased by approximately 68% from $5.6 million in fiscal 1999 to $9.4 million in fiscal 2000. As a percentage of total revenues, sales and marketing expenses increased from 19.4% in fiscal 1999 to 34.8% in fiscal 2000. The increases were due primarily to higher compensation and occupancy costs resulting from the hiring of additional sales and applications engineering sales support staff in the UK, Europe, Canada and the US, opening a sales office in North Carolina and hiring additional marketing personnel.

      General and Administrative

      General and administrative expenses increased by approximately 49% from $2.5 million in fiscal 1999 to $3.7 million in fiscal 2000. This increase was due primarily to increases in staffing levels, bonuses and executive compensation cost, as well as to incurring a full year of public company costs. As a percentage of total revenues, general and administrative expenses increased from 8.6% to 13.7% over the same period.

      Investment Income

      Investment income increased from $1.3 million in fiscal 1999 to $2.7 million in fiscal 2000 due to the increase in funds invested and to higher prevailing rates of return.

      Other Income (expense)

      Other income increased from an expense of $107,000 in fiscal 1999 to income of $169,000 in fiscal 2000 due primarily to exchange gains as opposed to losses on transactions denominated in foreign currencies.

      Income taxes

      The Company's effective tax rate decreased from 43.0% in fiscal 1999 to 37.7% in fiscal 2000. This decrease reflects primarily the reduction in corporate tax rates in Japan over this period.

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

      General and Administrative

      General and administrative expenses increased by approximately 14% from $2.2 million for fiscal 1998 to $2.5 million in fiscal 1999. This increase in was due primarily to an increased in bonuses and executive compensation cost and public company cost. As a percentage of total revenues, general and administrative expenses decreased from 12.0% to 8.6% over the same period.

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

      Income taxes

      The Company's effective tax rate was 42.9% in fiscal 1998 and fiscal 1999. The effective tax rate primarily reflected the higher percentage of revenues derived by the Company from international operations in fiscal 1999, particularly its operations in Japan, which has an overall higher corporate tax rate than the US.

Liquidity and Capital Resources

      Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations.

      On February 11, 1999, the Company consummated an initial public offering of 3,352,500 shares of its common stock at a price to the public of $10.00 per share, of which 2,100,000 shares were issued and sold by the Company and 1,252,500 shares were sold by certain stockholders of the Company. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

      The Company's operating activities provided cash of $4.8 million, $7.6 million and $7.3 million in fiscal 1998, 1999 and 2000, respectively, principally from net income in those periods. The use of cash in the Company's operations for fiscal 1998, 1999 and 2000 was primarily attributable to a significant increase in accounts receivable due to increased sales, offset in part by increases in accrued liabilities and deferred revenue. Investing activities, consisting primarily of purchases and sale of short-term investments and additions to property and equipment, used cash of $562,000, $33.5 million and $11.2 million in fiscal 1998, 1999 and 2000, respectively. Financing activities provided cash of $212,000 in fiscal 1998 from the exercise of stock options, $19.0 million in fiscal 1999, primarily from the proceeds of the Company's initial public offering, and $230,000 in fiscal 2000 from the exercise of stock options and the purchase of shares under the employee stock purchase plan.

      As of September 30, 2000, the Company had working capital of $49.2 million, cash and cash equivalents of $5.2 million and short-term investments of $43.4 million. As of September 30, 2000, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $500,000 in fiscal 2001.

      The Company believes that cash and cash equivalents and short-term investments together with funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Factors That May Affect Future Results

      The risk factors set forth below and elsewhere in this Report on Form 10-K are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time

      Fluctuations in Quarterly Operating Results; Lengthy Sales Cycle

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

      The Company's revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company's quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. See "Dependence on Limited Number of Customers" below. The Company's products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon installation of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.

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

      Dependence on Limited Number of Customers

      The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the fiscal year ended September 30, 2000, the Company's top four customers represented approximately 52% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

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

      Dependence on Key Personnel

      The Company's future growth and success depends to a significant extent upon the continuing services of its executive officers and other key employees. The Company does not have long-term employment agreements or non-competition agreements with any of its employees. Competition for qualified management and other high-level telecommunications industry personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of services of any key employees would have a material adverse effect on the Company's business, financial condition and results of operations. The Company maintains, and is the beneficiary of, a key person life insurance policy in the amount of $2 million with respect to Dr. Richard A. Karp, the Company's Chief Executive Officer and Chairman of the Board.

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

      Control By Principal Stockholder

      As of November 30, 2000, Dr. Richard A. Karp beneficially owned 6,716,875 shares or approximately 52% of the Company's common stock outstanding on such date, which includes 2,661,875 shares beneficially owned as of such date by Ms. Nancy H. Karp. Dr. Karp has voting control through a voting trust, but not dispositive power, with respect to the shares beneficially owned by Ms. Karp. As a result, Dr. Karp has the ability to control matters requiring approval by the stockholders of the Company, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

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

      At September 30, 2000, the Company had forward exchange contracts maturing in fiscal 2001 to sell approximately $1.2 million in Japanese Yen and $1.0 million in Pounds Sterling designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts at September 30, 2000 was not material.

      The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations and believes that any such losses would not be material.*

GLOSSARY

3G                                  Third generation digital cellular
                                    telecommunication.

Asynchronous Transfer Mode          A cell-based network technology protocol
(ATM)                               that supports simultaneous transmission of
                                    data, voice and video typically at T-1 or higher speeds.

Code Division Multiple Access       A digital wireless technology that uses a
(CDMA)                              modulation technique in which many channels
                                    are independently coded for transmission over a single wideband channel.

E-1 A digital transmission link used by European carriers to transmit thirty-two 64 Kbps digital channels for voice or data.

Frame Relay                         An access standard which employs a form of
                                    packet switching to facilitate high-speed data communications.

Global System for Mobile            A digital wireless technology that is widely
Communications (GSM)                deployed in Europe and, increasingly, in
                                    other parts of the world.

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

Integrated Services Digital         An international telecommunications standard
Network (ISDN)                      for transmitting voice, data and video over
                                    digital lines at transmission speeds of up to 142 Kbps.

IS-41 (Interim Standard 41)         A signaling protocol used in the North
                                    American cellular applications.

Personal Communication              A digital cellular communication service
Service (PCS)                       offered by some North American operators.

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

Voice over IP (VoIP)                The transmission of voice signals over IP
                                    networks, primarily the Internet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       CATAPULT COMMUNICATIONS CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Financial Statements:
      Report of Independent Accountants....................................   26
      Consolidated Balance Sheets at September 30, 1999 and 2000...........   27
      Consolidated Statements of Income for each of the three years
           in the period ended September 30, 2000..........................   28
      Consolidated Statements of Stockholders' Equity for each of the
           three years in the period ended September 30, 2000..............   29
      Consolidated Statements of Cash Flows for each of the three years
           in the period ended September 30, 2000..........................   30
      Notes to Consolidated Financial Statements...........................   31

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Supplementary Financial Data (unaudited):

      Quarterly Financial Data for the two years ended September 30,
           1999 and 2000 ..................................................   41

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Catapult Communications Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
November 7, 2000

                       CATAPULT COMMUNICATIONS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                     September 30,
                                                                                  --------------------
                                                                                    1999        2000
                                                                                  --------    --------
                                           ASSETS
Current Assets:
   Cash and cash equivalents ..................................................   $  8,486    $  5,200
   Short-term investments .....................................................     33,168      43,437
   Accounts receivable, net of allowances of $86 and $83 ......................      5,852       5,630
   Inventories, net ...........................................................        705       1,399
   Deferred income taxes ......................................................        890       1,263
   Prepaid expenses ...........................................................        349         691
                                                                                  --------    --------
      Total current assets ....................................................     49,450      57,620
Property and equipment, net ...................................................        998       1,529
Other assets ..................................................................        219         194
                                                                                  --------    --------
      Total assets ............................................................   $ 50,667      59,343
                                                                                  ========    ========

            LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable ...........................................................   $    444    $    862
   Accrued liabilities ........................................................      4,782       5,735
   Deferred revenue ...........................................................      1,852       1,859
                                                                                  --------    --------
      Total current liabilities ...............................................      7,078       8,456
                                                                                  --------    --------
Commitments (Note 6)
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares authorized none issued
   and outstanding ............................................................         --          --
   Common stock, $0.001 par value, 40,000,000 shares authorized; 12,689,394 and
   12,847,977 issued and outstanding as at September 30, 1999 and 2000,
   respectively ...............................................................         13          13
   Additional paid-in capital .................................................     20,040      20,270
   Deferred compensation ......................................................       (132)        (60)
   Retained earnings ..........................................................     23,796      30,362
   Accumulated other comprehensive income .....................................        172         602
   Treasury stock, 50,000 shares at cost ......................................       (300)       (300)
                                                                                  --------    --------
      Total stockholders' equity ..............................................     43,589      50,887
                                                                                  --------    --------
      Total liabilities and stockholders' equity ..............................   $ 50,667    $ 59,343
                                                                                  ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                  Year Ended September 30,
                                        --------------------------------------------
                                            1998            1999            2000
                                        ------------    ------------    ------------
Revenues:
      Product sales .................   $     15,833    $     25,505    $     22,045
      Services ......................          2,373           3,450           5,001
                                        ------------    ------------    ------------
      Total revenues ................         18,206          28,955          27,046
                                        ------------    ------------    ------------
Cost of revenues:
      Product sales .................          1,852           2,701           2,209
      Services ......................            564             945             971
                                        ------------    ------------    ------------
      Total cost of revenues ........          2,416           3,646           3,180
                                        ------------    ------------    ------------
Gross profit ........................         15,790          25,309          23,866
                                        ------------    ------------    ------------
Operating expenses:
      Research and development ......          2,001           2,777           3,037
      Sales and marketing ...........          3,242           5,623           9,427
      General and administrative ....          2,188           2,485           3,703
      Offering costs ................            769              --              --
                                        ------------    ------------    ------------
      Total operating expenses ......          8,200          10,885          16,167
                                        ------------    ------------    ------------
Operating income ....................          7,590          14,424           7,699
Interest income .....................            594           1,294           2,674
Other expense, net ..................           (263)           (107)            169
                                        ------------    ------------    ------------
Income before income taxes ..........          7,921          15,611          10,542
                                        ------------    ------------    ------------
Provision for income taxes ..........          3,396           6,706           3,976
                                        ------------    ------------    ------------
Net income ..........................   $      4,525    $      8,905           6,566
                                        ============    ============    ============
Earnings per share:
      Basic .........................   $       0.44    $       0.75    $       0.51
                                        ============    ============    ============
      Diluted .......................   $       0.41    $       0.73    $       0.50
                                        ============    ============    ============
Shares used in per share calculation:
      Basic .........................     10,369,000      11,874,000      12,801,000
                                        ============    ============    ============
      Diluted .......................     10,940,000      12,217,000      13,123,000
                                        ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                                           Accumulated
                                                                                              Other
                                                                Addi-                        Compre-              Total
                                                                tional Deferred              hensive              Stock-   Compre-
                                              Common Stock     Paid in  Compen-   Retained    Income   Treasury  holders   hensive
                                           Shares    Amount    Capital   sation   Earnings    (loss)    Stock     Equity    Income
                                         -----------------------------------------------------------------------------------------

                                         -----------------------------------------------------------------------------------------
Balance at September 30, 1997 ........     9,629,443     10        264     (196)    10,166     (74)        --     10,170
Issuance of common stock .............       862,874      1        211       --         --      --         --        212        --
Deferred stock compensation ..........            --     --        589     (589)        --      --         --         --        --
Amortization of deferred stock
      compensation ...................            --     --         --      176         --      --         --        176        --
Redeemable common stock ..............      (500,000)    (1)    (1,064)      --     (3,935)     --         --     (5,000)       --
Currency translation adjustment ......            --     --         --       --         --      67         --         67    $   67
Net income ...........................            --     --         --       --      4,525      --         --      4,525     4,525
                                         -----------------------------------------------------------------------------------------
Balance at September 30, 1998 ........     9,992,317     10         --     (609)    10,756      (7)        --     10,150    $4,592
                                                                                                                            ======
Issuance of common stock from initial
      public offering ................     2,100,000      3     19,154       --         --      --         --     19,157        --
Redeemable common stock ..............       500,000     --      1,065       --      3,935      --         --      5,000        --
Issuance of common stock from exercise
      of stock options ...............       147,077     --        130       --         --      --         --        130        --
Purchase of treasury stock ...........       (50,000)    --         --       --         --      --       (300)      (300)       --
Amortization of deferred stock
      compensation ...................            --     --       (309)     477         --      --         --        168        --
Currency translation adjustment ......            --     --         --       --         --     179         --        179    $  179
Tax benefit from exercise of stock
      options ........................            --     --         --       --        200      --         --        200        --
Net income ...........................            --     --         --       --      8,905      --         --      8,905     8,905
                                         -----------------------------------------------------------------------------------------
Balance at September 30, 1999 ........    12,689,394     13     20,040     (132)    23,796     172       (300)    43,589    $9,084
                                                                                                                            ======
Issuance of common stock .............       158,583     --        230       --         --      --         --        230        --
Amortization of deferred stock
      compensation ...................            --     --         --       72         --      --         --         72        --
Currency translation adjustment ......            --     --         --       --         --     395         --        395    $  395
Unrealized gain on investments .......            --     --         --       --         --      35         --         35        35
Net income ...........................            --     --         --       --      6,566      --         --      6,566     6,566
                                         -----------------------------------------------------------------------------------------
Balance at September 30, 2000 ........    12,847,977    $13    $20,270     $(60)   $30,362    $602      $(300)   $50,887    $6,996
                                         =========================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Year ended September 30,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
Cash flows from operating activities:
   Net income .............................................   $  4,525    $  8,905    $  6,566
   Adjustments to reconcile net income to net cash provided
   by operating activities:
      Depreciation and amortization .......................        226         393         468
      Amortization of deferred stock compensation .........        176         169          72
      Deferred income taxes ...............................        122        (512)       (373)
      Gain on sale of property and equipment ..............         --          (4)         --
      Change in assets and liabilities:
      Accounts receivable .................................     (1,115)     (3,845)        222
      Inventories .........................................       (191)        (93)       (694)
      Prepaid expenses ....................................        897        (254)       (342)
      Other assets ........................................       (308)        149          25
      Accounts payable ....................................        632        (338)        418
      Accrued liabilities .................................       (381)      2,443         953
      Deferred revenue ....................................        257         630           7
                                                              --------    --------    --------
      Net cash provided by operating activities ...........      4,840       7,643       7,322
                                                              --------    --------    --------
Cash flows from investing activities:
      Sale and maturities of short-term investments .......         --      17,844      84,449
      Purchase of short-term investments ..................         --     (50,886)    (94,718)
      Purchase of property and equipment, net .............       (562)       (510)       (999)
                                                              --------    --------    --------
      Net cash provided (used) by investing activities ....       (562)    (33,552)    (11,268)
                                                              --------    --------    --------
Cash flows from financing activities:
      Proceeds from public offering, net ..................         --      19,157          --
      Proceeds from issuance of common stock ..............        212         130         230
      Purchase of treasury stock ..........................         --        (300)         --
                                                              --------    --------    --------
      Net cash provided by financing activities ...........        212      18,987         230

Unrealized gain on investment .............................         --          --          35
Effect of exchange rate changes ...........................         67         179         395
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents ......      4,557      (6,743)     (3,286)
Cash and cash equivalents, beginning of year ..............     10,672      15,229       8,486
                                                              --------    --------    --------
Cash and cash equivalents, end of year ....................   $ 15,229    $  8,486       5,200
                                                              ========    ========    ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Income taxes ......................................   $  2,400    $  4,033       2,246
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

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K. and ISDN Technologies, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

      The Company maintains its cash in bank deposit accounts at high credit, quality financial institutions in the United States, Japan, the United Kingdom and Canada.

      Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market instruments.

Short-Term Investments

      Short-term investments are investments with original maturity between 91 days and one year. The Company's short-term investments are placed in portfolios managed by two professional money management firms. At September 30, 2000, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

      At September 30, 2000, the Company's short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheet. Unrealized gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income.

Revenue Recognition

      Sales of the Company's product arrangements normally include hardware and software. Certain of the Company's sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installed, if installation services are purchased, provided collection is probable. Training and maintenance revenues are based on the Company's established history of separate sales of training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

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

Derivative Financial Instruments

      The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to fluctuations in foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that could affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures hedged, these financial instruments have not subjected the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses for revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense).

      At September 30, 2000, the Company had forward exchange contracts maturing in fiscal 2001 to sell approximately $1.2 million in Japanese Yen and $1.0 million in Pounds Sterling designed to hedge against future movements in foreign exchange rates. The fair market value of the contracts at September 30, 2000 was not material. The cost associated with foreign exchange contracts has been included in other income (expense) and was not material to the Company's operations.

Fair Value

      The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity.

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

The following table summarizes the revenues from customers in excess of 10% of total revenues:

                                                   Year ended September 30,
                                              ----------------------------------
                                              1998           1999           2000
                                              ----           ----           ----
Customer A ........................            --             --             23%
Customer B ........................            15%            14%            12%
Customer C ........................            21%            12%            --
Customer D ........................            24%            58%            --
Customer E ........................            12%            --             --

      At September 30, 1999, four customers accounted for 26%, 19%, 19% and 11% of total accounts receivable, respectively. At September 30, 2000, three customers accounted for 32%, 15%, and 14% of total accounts receivable, respectively.

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

Property and Equipment

      Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally four years, or the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Repairs and Maintenance

      Repair and maintenance costs are expensed as incurred.

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

Earnings per Share

      The Company has presented earnings per share for all periods in accordance with SFAS No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common share equivalents (options) issued (using the treasury stock method). The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

                                                    Year ended September 30,
                                            ---------------------------------------
                                                1998          1999          2000
                                            -----------   -----------   -----------
                                                (in thousands, except share and
                                                        per share data)
Net income ..............................        $4,525        $8,905        $6,566
                                            ===========   ===========   ===========
Weighted average shares outstanding .....    10,369,000    11,874,000    12,801,000
Dilutive options ........................       571,000       343,000       322,000
                                            -----------   -----------   -----------
Weighted average shares assuming dilution    10,940,000    12,217,000    13,123,000
                                            -----------   -----------   -----------
Earnings per share:
Basic ...................................         $0.44         $0.75         $0.51
Diluted .................................         $0.41         $0.73         $0.50

Diluted earnings per share do not include the effect of the following antidilutive common equivalent shares:

                                                    Year ended September 30,
                                            ---------------------------------------
                                                1998          1999          2000
                                            -----------   -----------   -----------
Common stock options.....................            --            --       290,000
                                            ===========   ===========   ===========

Comprehensive Income

      As of October 1, 1998, the Company adopted SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires separate reporting of comprehensive income which is "the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources."

Recently Issued Accounting Standards

      In June 1998, the FASB issued SFAS No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company believes that the adoption of SFAS 133 will not have a material effect on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 must be adopted by the Company for the fiscal quarter beginning October 1, 2000. The Company believes that the adoption of SAB 101 will not have a material effect on the consolidated financial statements.

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the financial statements.

      In various areas, including revenue recognition, accounting standards and practices continue to evolve. The FASB's Emerging Issues Task Force continues to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's future accounting for its operations.

NOTE 2- BALANCE SHEET COMPONENTS

                                                        Year ended September 30,
                                                     1999                      2000
                                                              (in thousands)
Short-term investments:                        Cost      Market value     Cost     Market value
                                               ----      ------------     ----     ------------
  U.S. government corporations and agencies    $8,561       $8,564      $10,064      $10,071
  Commercial paper ........................    22,646       22,640       32,543       32,570
  State and municipal securities ..........     1,961        1,964          795          796
                                              -------      -------      -------      -------
                                              $33,168      $33,168      $43,402      $43,437
                                              =======      =======      =======      =======

Gross unrealized gains on short-term investments were $0 and $35,000 as at September 30, 1999 and 2000, respectively.

                                                       Year ended September 30,
                                                       ------------------------
                                                           1999         2000
                                                         -------      -------
                                                            (in thousands)
Inventories:
   Raw materials ...................................        $554        1,223
   Work-in-process .................................          79           93
   Finished goods ..................................          72           83
                                                         -------      -------
                                                            $705        1,399
                                                         =======      =======
Property and equipment:
   Equipment .......................................      $1,789        2,324
   Leasehold improvements ..........................         456        1,045
                                                         -------      -------
                                                           2,245        3,369
   Less accumulated depreciation and amortization ..      (1,247)      (1,840)
                                                         -------      -------
                                                            $998        1,529
                                                         =======      =======
Accrued liabilities:
   Payroll and related expenses ....................      $1,402       $1,992
   Income taxes ....................................       2,388        2,870
   Other ...........................................         992          873
                                                         -------      -------
                                                          $4,782       $5,735
                                                         =======      =======

NOTE 3 - INCOME TAXES

      Consolidated income before income taxes includes non-U.S. income of approximately $1,723,000, $227,000 and $681,000 in fiscal 1998, 1999 and 2000, respectively.

      The provision for income taxes consists of the following:

                                                     Year ended September 30,
                                                -------------------------------
                                                 1998        1999        2000
                                                -------     -------     -------
                                                         (in thousands)
            Current:
               U.S. federal .................    $1,853      $6,024      $3,446
               State ........................       490         793         516
               Foreign ......................       931         401         260
                                                -------     -------     -------
                                                  3,274       7,218       4,322
                                                -------     -------     -------
            Deferred:
               U.S. federal .................       230        (282)       (340)
               State ........................        --         (80)         (6)
               Foreign ......................      (108)       (150)         --
                                                -------     -------     -------
                                                    122        (512)       (346)
                                                -------     -------     -------
                                                 $3,396      $6,706      $3,976
                                                =======     =======     =======

A reconciliation of the U.S. federal income tax rate to the Company's effective tax rate is as follows:

                                                     Year ended September 30,
                                                -------------------------------
                                                 1998        1999        2000
                                                -------     -------     -------
            Tax at federal rate..............        34%         35%         35%
            State taxes, net of federal benefit       5           5           3
            Excess foreign tax rate..........         3           1           0
            Other ...........................         1           2           0
                                                -------     -------     -------
                                                     43%         43%         38%
                                                =======     =======     =======

Deferred tax assets consist of the following:

                                                          September 30,
                                                -------------------------------
                                                  1999                    2000
                                                -------                 -------
                                                         (in thousands)
            Accruals and reserves............      $852                    $928
            Foreign net operating losses.....       186                     262
            Other ...........................        64                     335
                                                -------                 -------
                 Total.......................     1,102                   1,525
            Valuation allowance..............      (186)                   (262)
                                                -------                 -------
                                                    916                   1,263
            Less: Non-current portion .......        26                      --
                                                -------                 -------
                                                   $890                  $1,263
                                                =======                 =======

      The company had foreign net operating losses of $599,352 at September 30, 1999 and $794,177 at September 30, 2000. A full valuation allowance was recorded against the foreign net operating losses.

NOTE 4 - STOCKHOLDERS' EQUITY

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

      As a result of this agreement, 500,000 shares of common stock with a fair market value of $5 million, based on the assumed fair market value at the date of the agreement of $10 per share, are reflected as redeemable securities beginning as of the date of this settlement. As a result of the Company's initial public offering, such shares are no longer redeemable and have been reclassified as equity.

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

      In the years ended September 30, 1997 and 1998, the Company recorded deferred compensation expense of approximately $216,000 and $589,000, respectively, related to the issuance of stock options at prices subsequently determined to be below fair market value. These expenses are being amortized over a period of four years from the date of option issuance. Amortization of deferred compensation expense related to these options of approximately $176,000, $169,000 and $72,000 was included in general and administrative expenses in the years ended September 30, 1998, 1999 and 2000, respectively.

      Information with respect to stock option activity from September 30, 1997 through September 30, 2000 is set forth below:

                                           Number of Options    Weighted Average
                                              Outstanding        Exercise Price
                                           -----------------    ----------------
Balance, September 30, 1997 .............      1,358,100            $ 0.39
   Options granted ......................        206,100              2.01
   Options exercised ....................       (862,874)             0.25
   Options canceled .....................           (876)             1.12

                                               ---------
Balance, September 30, 1998 .............        700,450              1.04
   Options granted ......................        273,014             16.14
   Options exercised ....................       (147,077)             0.88
   Options canceled .....................       (117,435)             2.31
                                               ---------
Balance, September 30, 1999 .............        708,952              6.68
   Options granted ......................        270,037             11.98
   Options exercised ....................       (142,463)              .93
   Options canceled .....................        (18,266)             9.09
                                               ---------
Balance, September 30, 2000 .............        818,260              9.62
                                               =========

      As of September 30, 2000, 1,710,446 options remained available for grant.

      As of September 30, 2000, the options outstanding and exercisable are presented below:

                                             Options Outstanding                           Options Exercisable
                                            at September 30, 2000                         at September 30, 2000
                                  -----------------------------------------------   ---------------------------------
                                                    Weighted
                                                     Average
                                                    Remaining         Weighted                            Weighted
                                    Number         Contractual        Average          Number             Average
Range of Exercise Price           Outstanding         Life         Exercise Price   Outstanding        Exercise Price
-------------------------------   -----------      -----------     --------------   -----------       ---------------
$0.00 - $2.07..................     281,676           5.2                 .65           260,952                .70
$2.08 - $4.14..................       3,251           7.5               11.38             1,562               5.00
$4.15 - $6.22..................      34,112           8.1               12.84            14,798               6.00
$8.31 - $10.38.................     109,825           9.5                9.91                 -                  -
$10.39 - $12.45................      98,960           9.6               11.38             5,437              11.38
$12.46 - $14.53................      39,692           9.4               12.84             5,496              12.83
$14.54 - $16.60................      20,494           8.6               15.80             1,890              15.82
$16.61 - $18.68................     180,286           8.9               17.54            48,732              17.49
$18.69 - $20.76................      49,964           8.9               20.14            17,690              20.27
                                  ---------                                         -----------
                                    818,260                              9.62           356,557               4.63
                                  =========                                         ===========

Fair Value Disclosures

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below. During the fiscal years ended September 30, 1999 and 2000 after the Company's initial public offering, the weighted average method was used. For year ended September 30, 1998, the minimum value method was used.

                            1998                 1999                2000
                            ----                 ----                ----
Dividend yield              0.0%                 0.0%                 0.0%
Expected life of option     5.0 years            5.0 years            5.0 years
Risk-free interest rate     5.6%                 5.5%                 5.9 %
Expected volatility         0.0%                50.0%                50.0%

      The weighted average fair values of options granted during 1998, 1999 and 2000 were as follows:

Year Ended September 30, 1998              Weighted Average     Weighted Average
-----------------------------               Exercise Price         Fair Value
                                            --------------         ----------
Exercise price equal to market value.......      $7.51                $1.50
Exercise price less than market value......       1.39                 3.46

Year Ended September 30, 1999              Weighted Average     Weighted Average
-----------------------------               Exercise Price         Fair Value
                                            --------------         ----------
Exercise price equal to market value.......     $16.14               $12.87

Year Ended September 30, 2000              Weighted Average     Weighted Average
-----------------------------               Exercise Price         Fair Value
                                            --------------         ----------
Exercise price equal to market value.......     $11.98                $6.04

      Had compensation cost been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, the Company's net income would not have been materially different in fiscal 1998. The Company's pro forma net income and pro forma basic and diluted earnings per share for fiscal 1999 would have been $8,670,000, $0.73 per share and $0.70 per share, respectively and for fiscal 2000 would have been $6,082,000, $0.48 per share and $0.46 per share, respectively. Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.


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

NOTE 5 - PROFIT-SHARING AND 401-K PLANS

      The Company maintains a qualified profit-sharing plan for eligible employees. Contributions to the profit-sharing plan are discretionary and are determined by the Board of Directors. There were no contributions to the plan for the years ended September 30, 1998, 1999 and 2000.

      The Company operates a 401-K plan for its employees and since fiscal 1999 has matched employee contributions to a certain level. Total contributions by the Company to the 401-K plan in the years ended September 30, 1998, 1999 and 2000 were $--, $42,038 and $67,326, respectively.

NOTE 6 - COMMITMENTS

      The Company leases its facility in Mountain View, California under non-cancelable operating lease agreements that expire in 2002 and 2003 and may be extended at the Company's option to 2005. The lease agreements provide for minimum annual rent of $285,000. Under these agreements, the Company pays certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. The Company recognizes rent expense on a straight-line basis over the lease period. The Company leases other facilities in Illinois, Texas, North Carolina, Canada, Japan, the United Kingdom, France and Germany under leases with the longest term expiring in 2009.

      Rent expense for all facilities for the years ended September 30, 1998, 1999 and 2000 was approximately $287,000, $426,000 and $641,000, respectively.

      Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2000 are as follows (in thousands):

                  2001 ..............        669
                  2002 ..............        516
                  2003 ..............        295
                  2004 ..............        118
                  2005 ..............         89
                  Thereafter.........        327
                                       ----------
                                          $2,014
                                       ==========

NOTE 7 - SEGMENT REPORTING

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

      The Company's principal geographical area of operations, sales, income and assets by region for each fiscal year end were as follows (in thousands):

                                          United    UK &            Consolidated
                                          States    Europe    Japan    Total
                                          ------    ------    ------   -------
1998
----
Sales to unaffiliated customers .......   $5,020    $3,649    $9,537   $18,206
Net income ............................    3,626       400       499     4,525
Identifiable assets ...................   14,905     1,447     3,143    19,495

1999
----
Sales to unaffiliated customers .......   $6,383    $3,024   $19,548   $28,955
Net income ............................    8,929      (287)      263     8,905
Identifiable assets ...................   42,423     2,185     6,059    50,667

2000
----
Sales to unaffiliated customers .......    8,761     4,885    13,400    27,046
Net income ............................    6,354      (207)      419     6,566
Identifiable assets ...................   51,258     4,760     3,325    59,343

      The result of operations by geographic region includes significant sales from the United States to the Company's foreign locations at agreed upon transfer prices. Transfers to other geographic regions from the United States for the years ended September 30, 1998, 1999 and 2000 were $9.6 million, $15.6 million and $13.0 million, respectively.

                          Supplementary Financial Data

Quarterly Financial Data (unaudited)
Consolidated Statements of Income Data:

                                                Quarter Ended
                                ------------------------------------------------
                                     (in thousands, except per share data)
                                ------------------------------------------------
                                Dec. 31,     Mar. 31,     June 30,     Sept. 30,
                                  1998         1999         1999         1999
                                 ------       ------       ------       ------
Revenues                         $5,229       $9,752       $6,707       $7,267
Gross profit ...............      4,429        8,762        5,962        6,156
Operating income ...........      2,105        5,982        2,982        3,355
Net income .................     $1,191       $3,584       $1,959       $2,171
Earnings per share:
   Basic ...................      $0.11        $0.31        $0.16        $0.17
   Diluted .................      $0.11        $0.30        $0.15        $0.17

                                Dec. 31,     Mar. 31,     June 30,     Sept. 30,
                                  1999         2000         2000         2000
                                 ------       ------       ------       ------
Revenues                         $4,984       $6,691       $7,507       $7,864
Gross profit ...............      4,212        6,002        6,666        6,986
Operating income ...........        910        1,984        2,552        2,253
Net income .................       $817       $1,601       $2,074       $2,074
Earnings per share:
   Basic ...................      $0.06        $0.13        $0.16        $0.16
   Diluted .................      $0.06        $0.12        $0.16        $0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders currently scheduled for February 7, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
    10-K:

1. Financial Statements

      Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

2. Financial Statement Schedules

      Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

3. Exhibits

      The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

   Exhibit
   Number                                Description
   ------                                -----------
2.1(1)            Agreement and Plan of Merger dated June 10, 1998 between
                  Catapult Communications Corporation, a California corporation, and Registrant.
3.1(1)            Articles of Incorporation of Registrant.
3.2               Bylaws of Registrant.
9.1(1)            Voting Trust Agreement dated June 8, 1998 between Nancy Hood
                  Karp, Richard A. Karp, the Registrant and a depositary.
10.1(1)           Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.3(1)(2)        1989 Stock Option Plan and related agreements.
10.4(1)(2)        UK Executive Share Option Scheme and related agreements.
10.5(1)(2)        1998 Stock Plan and related agreements.
10.6(1)(2)        1998 Employee Stock Purchase Plan and related agreements.
10.8(1)           Lease for office space located at 160 Whisman Road, Mountain
                  View, CA.
10.9(1)           Form of Software Support Agreement.
10.11(1)(2)       Consulting and Non-Competition Agreement dated June 9, 1998 between Nancy Hood Karp and Registrant.
11.1(1)           Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
21.1(1)           Subsidiaries of the Registrant.
23.1              Consent of PricewaterhouseCoopers LLP, Independent Accountants
27.1              Financial Data Schedule

The Company will mail a copy of any exhibit listed above for a nominal fee to any shareholder upon written request.

(b) Reports on Form 8-K

      No report on Report Form 8-K was filed during the last quarter of the fiscal year ended September 30, 2000.

----------

(1) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1, as amended (File No. 333-56627), which was declared effective on February 10, 2000.
(2) Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATAPULT COMMUNICATIONS CORPORATION


Date: December 21, 2000       By:                     /s/  RICHARD A. KARP
                                 -----------------------------------------------
                                 Richard A. Karp
                                 Chief Executive Officer & Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                     Title                            Date
      ---------                     -----                            ----


/s/ RICHARD A. KARP        Chief Executive Officer,           December 21, 2000
-----------------------    Chairman of the Board and Acting
(Richard A. Karp)          Chief Financial Officer (Principal
                           Executive Officer, Principal
                           Financial and Principal Accounting
                           Officer)


/s/ CHARLES L. WAGGONER    Director                           December 20, 2000
-----------------------
(Charles L. Waggoner)


/s/ JOHN M. SCANDALIOS     Director                           December 20, 2000
-----------------------
(John M. Scandalios)


/s/ NANCY H. KARP          Director                           December 20, 2000
-----------------------
(Nancy H. Karp)