Form 10-Q
period 2001-02-07
CATAPULT COMMUNICATIONS CORP
filed 2001-02-09
CIK 1063085

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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



         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of January 31, 2001, there were 12,904,145 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q

                                      INDEX



PART I--FINANCIAL INFORMATION                                                                     PAGE
-----------------------------                                                                     ----
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2000                    3

Condensed Consolidated Income Statements for the three months ended December 31,
         2000 and 1999                                                                               4

Condensed Consolidated Statements of Cash Flows for the three months ended
         December 31, 2000 and 1999                                                                  5

Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 15

PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                          16


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                                                               DECEMBER 31,  SEPTEMBER 30,
                                                                                                  2000           2000
                                                                                                  ----           ----
                                                    ASSETS                                    (unaudited)
Current Assets:
   Cash and cash equivalents ............................................................      $  1,746       $  5,200
   Short-term investments ...............................................................        52,218         43,437
   Accounts receivable, net .............................................................         3,756          5,630
   Inventories, net .....................................................................         1,514          1,399
   Deferred income taxes ................................................................         1,263          1,263
   Prepaid expenses .....................................................................           648            691
   Other current assets .................................................................           111             --
                                                                                               --------       --------

      Total current assets ..............................................................        61,256         57,620
Property and equipment, net .............................................................         1,527          1,529
Other assets ............................................................................           433            194
                                                                                               --------       --------
      Total assets ......................................................................      $ 63,216       $ 59,343
                                                                                               ========       ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .....................................................................      $    759       $    862
   Accrued liabilities ..................................................................         6,401          5,735
   Deferred revenue .....................................................................         1,935          1,859
                                                                                               --------       --------
      Total current liabilities .........................................................         9,095          8,456

Stockholders' Equity:
   Common stock .........................................................................            13             13
   Additional paid-in capital ...........................................................        20,391         20,270
   Deferred compensation ................................................................           (42)           (60)
   Retained earnings ....................................................................        33,514         30,362
   Accumulated other comprehensive income ...............................................           545            602
   Treasury stock (50,000 shares at cost) ...............................................          (300)          (300)
                                                                                               --------       --------
      Total stockholders' equity ........................................................        54,121         50,887
                                                                                               --------       --------
      Total liabilities and stockholders' equity ........................................      $ 63,216       $ 59,343
                                                                                               ========       ========


            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (in thousands, except share and per share data)
                                   (unaudited)

                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                        DECEMBER 31,
                                                                                              2000                       1999
                                                                                              ----                       ----
      Revenues:
         Product sales .................................................              $      8,372               $      3,872
         Services ......................................................                     1,363                      1,112
                                                                                      ------------               ------------
           Total revenues ..............................................                     9,735                      4,984
                                                                                      ------------               ------------

      Cost of revenues:
         Product sales .................................................              $        679               $        460
         Services ......................................................                       150                        312
                                                                                      ------------               ------------
           Total cost of revenues ......................................                       829                        772
                                                                                      ------------               ------------
      Gross profit .....................................................                     8,906                      4,212

      Operating expenses:
         Research and development ......................................              $        979               $        615
         Sales and marketing ...........................................                     2,525                      1,990
         General and administrative ....................................                     1,237                        697
                                                                                      ------------               ------------
           Total operating expenses ....................................                     4,741                      3,302
                                                                                      ------------               ------------
      Operating income .................................................                     4,165                        910

      Interest income ..................................................                       775                        604
      Other expense, net ...............................................                       (91)                      (187)
                                                                                      ------------               ------------

      Income before income taxes .......................................                     4,849                      1,327
      Provision for income taxes .......................................                     1,697                        510
                                                                                      ------------               ------------

       Net income ......................................................              $      3,152               $        817
                                                                                      ============               ============

      Earnings per share:
        Basic ..........................................................              $       0.24               $       0.06
                                                                                      ============               ============

        Diluted ........................................................              $       0.24               $       0.06
                                                                                      ============               ============

      Shares used in per share calculation:
        Basic ..........................................................                12,870,000                 12,727,000
                                                                                      ============               ============

        Diluted ........................................................                13,178,000                 13,103,000
                                                                                      ============               ============


            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 DECEMBER 31,

                                                                                               2000         1999
                                                                                               ----         ----
      Cash flows from operating activities:
      Net income .......................................................................     $ 3,152      $   817
      Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Depreciation and amortization .................................................         150           98

         Amortization of deferred stock compensation ...................................          18           18
         Change in current assets and liabilities:
            Accounts receivable ........................................................       1,874        2,171
            Inventories ................................................................        (115)         (65)
            Prepaid expenses ...........................................................          43          (21)
            Other assets ...............................................................        (350)          10
            Accounts payable ...........................................................        (103)          68
            Accrued liabilities ........................................................         666       (1,142)
            Deferred revenue ...........................................................          76          255
                                                                                             -------      -------
              Net cash provided by operating activities ................................       5,411        2,209
                                                                                             -------      -------

      Cash flows from investing activities:
         Purchases of investments, net .................................................      (8,781)      (7,182)
         Purchase of property and equipment ............................................        (148)        (208)
                                                                                             -------      -------
              Net cash used by investing activities ....................................      (8,929)      (7,390)
                                                                                             -------      -------
      Cash flows from financing activities:
         Proceeds from issuance of common stock ........................................         121          111
                                                                                             -------      -------

              Net cash provided by financing activities ................................         121          111

      Unrealized gain on investment ....................................................          25         --
      Effect of exchange rate changes on cash ..........................................         (82)        (302)
                                                                                             -------      -------

      Decrease in cash and cash equivalents ............................................      (3,454)      (5,372)
      Cash and cash equivalents, beginning of period ...................................       5,200        8,486
                                                                                             -------      -------

      Cash and cash equivalents, end of period .........................................     $ 1,746      $ 3,114
                                                                                             =======      =======

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

         These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. The results of operations for such periods are not necessarily indicative of results to be expected for any future period or the fiscal year ending September 30, 2001. These financial statements, including the notes thereto, should be read in conjunction with the audited financial statements for the year ended September 30, 2000, which were included as part of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

REVENUE RECOGNITION

Sales of the Company's product arrangements normally include hardware and software. Certain of the Company's sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installed, if installation services are purchased, provided collection is probable. Training and maintenance revenues are based on the Company's established history of separate sales of training and maintenance. Training revenues are recognized at the time the training is complete. Maintenance revenues are recognized ratably over the term of the maintenance contract.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," effective beginning in the first quarter of 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133 effective October 1, 2000. The adoption of SFAS 133 has not had a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company adopted SAB 101 effective October 1, 2000. The adoption of SAB 101 did not have a material effect on the consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25" for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the financial statements.

In various areas, including revenue recognition, accounting standards and practices continue to evolve. The FASB's Emerging Issues Task Force continues to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method. The following data is presented in thousands except share and per share data:


                                                         Three months ended
                                                              December 31,
                                                           2000          1999
                                             (in thousands, except share and per share data)
      Net income ..............................        $     3,152   $       817
                                                       ===========   ===========


      Weighted average shares outstanding .....         12,870,000    12,727,000
      Dilutive options ........................            308,000       376,000
                                                       -----------   -----------
      Weighted average shares assuming dilution         13,178,000    13,103,000
                                                       ===========   ===========

      Earnings per share:
      Basic ...................................        $      0.24   $      0.06
                                                       ===========   ===========

      Diluted .................................        $      0.24   $      0.06
                                                       ===========   ===========


NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                                            Three months ended
                                                               December 31,
                                                         2000                 1999
                                                         ----                 ----
      Net income ...........................            3,152                  817
      Currency translation adjustment ......              (82)                 302
      Unrealized gain on investment ........               25                   --
                                                        -----                -----
      Comprehensive income .................            3,095                1,119
                                                        =====                =====

NOTE 5--INVENTORIES (in thousands)

                                                                               December 31,    September 30,
                                                                                   2000            2000

      Raw Materials .......................................................       $1,307          $1,223
      Work-in-process .....................................................           83              93
      Finished goods ......................................................          124              83
                                                                                  ------          ------
                                                                                  $1,514          $1,399
                                                                                  ======          ======


NOTE 6 - SEGMENT REPORTING

         The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

         The Company's principal geographical areas of operations, sales, income and assets by region for the current and previous three month periods ended December 31 were as follows (in thousands):

                                                              NORTH        UK AND                       CONSOLIDATED
                                                             AMERICA       EUROPE           JAPAN          TOTAL
                                                             -------       ------           -----          -----

THREE MONTHS ENDED DECEMBER 31, 2000
Sales to unaffiliated customers......................         $4,364        $1,067         $4,304           $9,735
Net income...........................................          3,008          (160)           304            3,152
Identifiable assets at December 31, 2000.............         59,554         2,339          1,323           63,216

THREE MONTHS ENDED DECEMBER 31, 1999
Sales to unaffiliated customers......................         $1,840        $1,260         $1,884           $4,984
Net income...........................................            759           (56)           114              817
Identifiable assets at December 31, 1999.............         44,946         3,111          2,527           50,584


         The result of operations by geographic region includes significant sales principally from the United States to the Company's foreign locations at agreed upon transfer prices.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 2000.

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

ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE IN THIS FORM 10-Q AND FROM TIME TO TIME OR ON BEHALF OF THE COMPANY.

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


                                                                     For the three months ended December 31,
                                                                             2000                  1999
                                                                             ----                  ----

     Revenues:
        Product sales................................                        86.0%                  77.7%
        Services.....................................                        14.0                   22.3
                                                                            -----                  -----
          Total revenues                                                    100.0                  100.0


     Cost of revenues:
        Product sales................................                         7.0                    9.2
        Services.....................................                         1.5                    6.3
                                                                            -----                  -----
          Total cost of revenues.....................                         8.5                   15.5
                                                                            -----                  -----
     Gross profit....................................                        91.5                   84.5

     Operating expenses:
        Research and development.....................                        10.1                   12.3
        Sales and marketing..........................                        25.9                   39.9
        General and administrative...................                        12.7                   14.0
                                                                            -----                  -----
          Total operating expenses...................                        48.7                   66.2
                                                                            -----                  -----

     Operating income................................                        42.8                   18.3
     Interest income.................................                         7.9                   12.1
     Other income (expense)..........................                        (0.9)                  (3.8)
                                                                            -----                  -----

     Income before taxes.............................                        49.8                   26.6
                                                                            -----                  -----
     Provision for taxes.............................                        17.4                   10.2
                                                                            -----                  -----

     Net income......................................                        32.4%                  16.4%
                                                                            =====                  =====

     Gross margin on product sales...................                        91.9%                  88.1%
                                                                            =====                  =====

     Gross margin on services........................                        89.0%                  71.9%
                                                                            =====                  =====

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

         Revenues increased by approximately 95% from $5.0 million for the three months ended December 31, 1999 to $9.7 million for the three months ended December 31, 2000. Over the same period, product sales increased by approximately 116% from $3.9 million to $8.4 million. Services revenue increased by approximately 23% from $1.1 million to $1.4 million. The increase in product sales was primarily attributable to the results generated from the Company's increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

COST OF REVENUES

         Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support personnel, installation and training. Cost of sales increased approximately 7% from $772,000 for the three months ended December 31, 1999 to $829,000 for the three months ended December 31, 2000. Over the same period, the cost of product sales increased by approximately 48%. Gross margin for product sales increased from 88.1% to 91.9% over this same period as the Company's sales mix had a greater proportion of higher margin products. Cost of services decreased by approximately 52% from $312,000 for the three months ended December 31, 1999 to $150,000 for the three months ended December 31, 2000. Over the same period, service gross margin on services increased from 71.9% to 89.0%.

RESEARCH AND DEVELOPMENT

         Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 59% from $615,000 for the three months ended December 31, 1999 to $979,000 for the three months ended December 31, 2000. As a percentage of total revenues, research and development expenses decreased from 12.3% to 10.1% over the same period. The increase in absolute dollars was due primarily to an increase in compensation expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

SALES AND MARKETING

         Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 27% from $2.0 million for the three months ended December 31, 1999 to $2.5 million for the three months ended December 31, 2000. As a percentage of total revenues, sales and marketing expenses decreased from 39.9% for the three months ended December 31, 1999 to 25.9% for the three months ended December 31, 2000. The increase in absolute dollars was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

GENERAL AND ADMINISTRATIVE

         General and administrative expenses include costs associated with the Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 77% from $697,000 for the three months ended December 31, 1999 to $1,237,000 for the three months ended December 31, 2000 due primarily to an overall increase in personnel which resulted in increased salary and bonus expenses in addition to increased legal and accounting fees, and facility costs. As a percentage of total revenues, general and administrative expenses decreased from 14.0% to 12.7% over the same period.

INTEREST INCOME

         Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $604,000 for the three months ended December 31, 1999 to $775,000 for the three months ended December 31, 2000 due to an increase in the Company's cash and cash equivalent balances and short-term investments primarily from profitable operations and to higher prevailing interest rates

OTHER EXPENSE, NET

         Other expense primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense decreased from $187,000 for the three months ended December 31, 1999 to $91,000 for the three months ended December 31, 2000 due to reduced foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar.

PROVISION FOR INCOME TAXES

         Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 39.0% for the three months ended December 31, 1999 and 35.0% for the three months ended December 31, 2000. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations, cash proceeds from its initial public offering of common stock, profitable operations, investment earnings and the exercise of employee stock options.

         The Company's operating activities provided cash of $2.2 million and $5.4 million in the periods ended December 31, 1999 and 2000, respectively. The cash provided by the Company's operations for the three months ended December 31, 2000 was primarily attributable to high profitability, increased accrued liabilities, and a decrease in accounts receivable. Investing activities, consisting primarily of purchases of short-term investments and to a lesser extent additions to property and equipment, used cash of $7.4 million and $8.9 million in the three months ended December 31, 1999 and 2000, respectively. Financing activities in the three months ended December 31, 1999 and 2000 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

         As of December 31, 2000, the Company had working capital of $52.2 million, cash and cash equivalents of $1.7 million and short-term investments of $52.2 million. As of December 31, 2000, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations.

The Company expects that capital expenditures will increase in fiscal 2001 over the prior year due to increased personnel and office expansion.*

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

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

         The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the three months ended December 31, 2000, the Company's top four customers represented approximately 72% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

         Company revenues from international customers were approximately 55% during the three months ended December 31, 2000. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, and France and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the three months ended December 31, 2000 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

CALIFORNIA ENERGY CRISIS

         California is in the midst of an energy crisis that could disrupt the Company's operations and increase its expenses. Suppliers of electric power have on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company currently does not have backup generators or alternate sources of power in the event of a blackout, and its current insurance does not provide coverage for any damages it or its customers may suffer as a result of any interruption in its power supply. If blackouts interrupt the Company's power supply, it would be temporarily unable to continue operations at its facilities in California. Any such interruption in the Company's ability to continue operations at its facilities could damage the Company's reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm its business and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

         The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in interest rates and currency exchange rates on sales denominated in foreign currencies. The Company utilizes foreign currency forward exchange contracts and options to minimize exposure against future movements in foreign exchange rates that affect certain foreign currency denominated receivables. The Company attempts to match the forward contracts with the underlying receivables in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures, these financial instruments minimize the risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts may offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivable balances which otherwise would be charged to other income (expense). There can be no assurance that these current or future activities will be successful.

         At December 31, 2000 the Company had forward exchange contracts maturing in fiscal 2001 to sell approximately $1.0 million in Pounds Sterling. The fair market value of the contracts at December 31, 2000 was not material.

         The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

         Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for 2000.

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

                                            CATAPULT COMMUNICATIONS CORPORATION



Date:    February 9, 2001                   BY: /s/  Chris Stephenson
                                            -------------------------
                                            Chris Stephenson
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)