Form 10-Q
period 2001-03-31
CATAPULT COMMUNICATIONS CORP
filed 2001-05-08
CIK 1063085

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of April 30, 2001, there were 12,940,296 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q

                                      INDEX

PART I--FINANCIAL INFORMATION                                                         PAGE
------------------------------                                                        ----
Item 1.  Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2001 and September 30, 2000          3

Condensed Consolidated Statements of Income for the three and six months ended
         March 31, 2001 and 2000                                                        4

Condensed Consolidated Statements of Cash Flows for the six months ended
         March 31, 2001 and 2000                                                        5

Notes to Condensed Consolidated Financial Statements                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    16

PART II--OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                             17
----------

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                MARCH 31,           SEPTEMBER 30,
                                                                                  2001                  2000
                                                                                  ----                  ----
                                                                             (unaudited)

                                                    ASSETS
Current Assets:
   Cash and cash equivalents..............................                       $ 19,238             $ 5,200
     Short-term investments...............................                         32,848              43,437
   Accounts receivable, net...............................                          9,156               5,630
   Inventories............................................                          1,754               1,399
   Deferred income taxes..................................                          1,263               1,263
   Prepaid expenses.......................................                            669                 691
   Other current assets...................................                             98                   -
                                                                                 --------             -------
      Total current assets................................                         65,026              57,620
Property and equipment, net...............................                          1,470               1,529
Other assets..............................................                            470                 194
                                                                                 --------             -------
      Total assets........................................                       $ 66,966             $59,343
                                                                                 ========             =======


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable.......................................                         $  933              $  862
   Accrued liabilities....................................                          5,684               5,735
   Deferred revenue.......................................                          3,124               1,859
                                                                                 --------             -------
      Total current liabilities...........................                          9,741               8,456

Stockholders' Equity:
   Common stock...........................................                             13                  13
   Additional paid-in capital.............................                         20,696              20,270
   Deferred compensation..................................                            (24)                (60)
   Retained earnings......................................                         36,457              30,362
   Accumulated other comprehensive income.................                            383                 602
   Treasury stock (50,000 shares at cost).................                           (300)               (300)
                                                                                 --------             -------
      Total stockholders' equity..........................                         57,225              50,887
                                                                                 --------             -------
      Total liabilities and stockholders' equity..........                       $ 66,966             $59,343
                                                                                 ========             =======

           See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                           FOR THE THREE         FOR THE SIX
                                                            MONTHS ENDED         MONTHS ENDED
                                                              MARCH 31,           MARCH 31,
                                                           2001     2000        2001     2000
                                                           ----     ----        ----     ----
              Revenues:
                 Product sales.....................      $9,440   $5,560      $17,812    $9,432
                 Services..........................       1,301    1,131        2,664     2,243
                                                         ------   ------      -------    ------
                   Total revenues..................      10,741    6,691       20,476    11,675
                                                         ------   ------      -------    ------

              Cost of revenues:
                 Product sales.....................       1,105      435        1,784       895
                 Services..........................         140      254          290       566
                                                         ------   ------      -------    ------
                   Total cost of revenues..........       1,245      689        2,074     1,461
                                                         ------   ------      -------    ------
              Gross profit.........................       9,496    6,002       18,402    10,214

              Operating expenses:
                 Research and development..........       1,255      694        2,234     1,309
                 Sales and marketing...............       2,710    2,413        5,235     4,403
                 General and administrative........       1,482      911        2,719     1,608
                                                         ------   ------      -------    ------
                   Total operating expenses........       5,447    4,018       10,188     7,320
                                                         ------   ------      -------    ------
              Operating income.....................       4,049    1,984        8,214     2,894

              Interest income......................         893      682        1,668     1,286
              Other expense, net...................        (414)     (28)        (505)     (215)
                                                         ------   ------      -------    ------
              Income before income taxes...........       4,528    2,638        9,377     3,965
              Provision for income taxes...........       1,585    1,037        3,282     1,547
                                                         ------   ------      -------    ------

              Net income...........................     $ 2,943   $1,601       $6,095    $2,418
                                                         ======   ======      =======    ======

              Earnings per share:
                 Basic.............................       $0.23    $0.13        $0.47     $0.19
                                                         ======   ======      =======    ======

                 Diluted...........................       $0.22    $0.12        $0.46     $0.18
                                                         ======   ======      =======    ======

              Shares used in per share calculation:
                 Basic.............................      12,919   12,798       12,894    12,762
                                                         ======   ======      =======    ======

                 Diluted...........................      13,438   13,113       13,287    13,077
                                                         ======   ======      =======    ======

            See Notes to condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (in thousands)
                                   (unaudited)

                                                                                                SIX MONTHS ENDED
                                                                                                    MARCH 31,

                                                                                         2001                       2000
                                                                                        -----                       ----
            Cash flows from operating activities:
            Net income......................................................            $ 6,095                     $ 2,418
            Adjustments to reconcile net income to net cash provided (used) by operating activities:
               Depreciation and amortization...............................                 313                         222
               Amortization of deferred stock compensation.................                  35                          36
               Gain on sale of property and equipment                                        (9)                          -
               Change in current assets and liabilities:
                 Accounts receivable.......................................              (3,526)                        916
                 Inventories...............................................                (355)                        (58)
                 Prepaid expenses..........................................                  22                        (362)
                 Other assets..............................................                (374)                         14
                 Accounts payable..........................................                  71                         323
                 Accrued liabilities.......................................                 (51)                       (396)
                 Deferred revenue..........................................               1,265                         603
                                                                                        --------                     -------
                   Net cash provided by operating activities...............               3,486                       3,716
                                                                                        --------                     -------
            Cash flows from investing activities:
               Purchases of investments, net................................             10,589                      (6,504)
               Purchase of property and equipment, net......................               (245)                       (299)
                                                                                        --------                     -------
                    Net cash provided (used) by investing activities........             10,321                      (6,803)
                                                                                        --------                     -------
            Cash flows from financing activities:
               Proceeds from issuance of common stock.......................                426                         179
                                                                                        --------                     -------
                    Net cash provided by financing activities...............                426                         179

            Unrealized gain on investment...................................                (30)                          -
            Effect of exchange rate changes on cash.........................               (188)                        193
                                                                                        --------                     -------

            Increase (decrease) in cash and cash equivalents................             14,038                      (2,715)
            Cash and cash equivalents, beginning of period..................              5,200                       8,486
                                                                                        --------                     -------

            Cash and cash equivalents, end of period........................            $19,238                      $5,771
                                                                                        ========                     =======

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

NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method. The following data is presented in thousands except share and per share data:

                                                              Three months ended        Six months ended
                                                                  March 31,               March 31,
                                                                  2001        2000       2001        2000
                                                                  ----        ----       ----        ----
                                                                (in thousands, except per share data)
       Net income                                              $ 2,943     $ 1,601      $6,095     $2,418
                                                               =======     =======      ======     ======

       Weighted average shares outstanding................      12,919       12,798     12,894     12,762
       Dilutive options...................................         519          315        393        315
                                                                ------     --------     ------     ------
       Weighted average shares assuming dilution                13,438       13,113     13,287     13,077
                                                                ======       ======     ======     ======

       Earnings per share:
       Basic .............................................       $0.23        $0.13      $0.47      $0.19
                                                                 =====        =====      =====      =====
       Diluted............................................       $0.22        $0.12      $0.46      $0.18
                                                                 =====        =====      =====      =====

       Anitdilutive common equivalent shares
       excluded in calculating diluted earnings
       per share..........................................          -           283         69        283
                                                                 =====          ===         ==        ===

NOTE 4--COMPREHENSIVE INCOME

         The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                   Three months ended    Six months ended
                                                                      March 31,              March 31,
                                                                  2001         2000       2001       2000
                                                                  ----         ----       ----       ----
       Net income.........................................      $2,943       $1,601     $6,095     $2,418
       Currency translation adjustment....................        (105)          77      (188)        193
       Unrealized gain on investment......................         (56)           -       (30)          -
                                                                   ----         ---       ----        ---
       Comprehensive income...............................       $2,782      $1,678     $5,877     $2,611
                                                                 ======      ======     ======     ======


NOTE 5--INVENTORIES (in thousands)
                                                                            March 31,       September 30,
                                                                              2001               2000
                                                                              ----               ----
Raw Materials...............................................                    $1,487             $1,223
Work-in-process.............................................                       125                 93
Finished goods..............................................                       142                 83
                                                                                ------             ------
                                                                                $1,754             $1,399
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

     The Company's principal geographical areas of operations, sales, income and assets by region for the current and previous three month periods ended December 31 were as follows (in thousands):

                                                  NORTH                                CONSOLIDATED
                                                 AMERICA      EUROPE        JAPAN          TOTAL
SIX MONTHS ENDED MARCH 31, 2001                  -------      ------        -----          -----
-------------------------------
Sales to unaffiliated customers...............     $ 7,037      $2,663     $10,776        $ 20,476
Net income....................................       4,376       1,079         640           6,095
Identifiable assets at March 31, 2001.........      57,311       3,872       5,783          66,966

SIX MONTHS ENDED MARCH 31, 2000
-------------------------------
Sales to unaffiliated customers...............      $3,685      $1,741      $6,249        $ 11,675
Net income....................................       2,546        (432)        304           2,418
Identifiable assets at March 31, 2000.........      45,366       2,718       5,964          54,048


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

OVERVIEW

     The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's family of digital communication test systems is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively. The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The company maintains an extensive library of software modules that support a large number of protocols and variants. The DCT system consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training services.

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

                                                           For the three months        For the six months
                                                             ended March 31,             ended March 31,

                                                                2001           2000        2001         2000
                                                                ----           ----        ----         ----
     Revenues:
        Product sales................................           87.9%          83.0%       87.0%        80.8%
        Services.....................................           12.1           17.0        13.0         19.2
                                                                ----           ----        ----         ----
          Total revenues                                       100.0          100.0       100.0        100.0

     Cost of revenues:
        Product sales................................           10.3            6.5         8.7          7.7
        Services.....................................            1.3            3.8         1.4          4.8
                                                                ----           ----        ----         ----
          Total cost of revenues.....................           11.6           10.3        10.1         12.5
                                                                ----           ----        ----         ----
     Gross profit....................................           88.4           89.7        89.9         87.5

     Operating expenses:
        Research and development.....................           11.7           10.4        10.9         11.2
        Sales and marketing..........................           25.2           36.0        25.6         37.7
        General and administrative...................           13.8           13.6        13.3         13.8
                                                                ----           ----        ----         ----
          Total operating expenses...................           50.7           60.0        49.8         62.7
                                                                ----           ----        ----         ----

     Operating income................................           37.7           29.7        40.1         24.8
     Interest income.................................            8.3           10.2         8.1         11.0
     Other income (expense)..........................           (3.9)          (0.4)       (2.5)        (1.8)
                                                              ------         ------      ------       ------

     Income before taxes.............................           42.2           39.5        45.8         34.0
                                                              ------         ------      ------       ------
     Provision for taxes.............................           14.8           15.5        16.0         13.3
                                                              ------         ------      ------       ------

     Net income......................................          27.4%          24.0%       29.8%        20.7%
                                                              ======         ======      ======       ======

     Gross margin on product sales...................          88.3%          92.2%       90.0%        90.5%
                                                              ======         ======      ======       ======

     Gross margin on services........................          89.2%          77.5%       89.1%        74.8%
                                                              ======         ======      ======       ======

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Revenues increased by approximately 61% from $6.7 million for the three months ended March 31, 2000 to $10.7 million for the three months ended March 31, 2001. Over the same period, product sales increased by approximately 70% from $5.6 million to $9.4 million. Services revenue increased by approximately 15% from $1.1 million to $1.3 million. The increase in product sales was primarily attributable to the results generated from the Company's increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

COST OF REVENUES

     Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of sales increased approximately 81% from $689,000 for the three months ended March 31, 2000 to $1.2 million for the three months ended March 31, 2001. Over the same period, the cost of product sales increased by approximately 154%. Gross margin for product sales decreased from 92.2% to 88.3% over this same period as the Company's sales mix had a greater proportion of lower margin third-party hardware. Cost of services decreased by approximately 45% from $254,000 for the three months ended March 31, 2000 to $140,000 for the three months ended March 31, 2001. Over the same period, gross margin on services increased from 77.5% to 89.2%.

RESEARCH AND DEVELOPMENT

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 81% from $694,000 for the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001. As a percentage of total revenues, research and development expenses increased from 10.4% to 11.7% over the same period. The increase in absolute dollars was due primarily to an increase in compensation expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

SALES AND MARKETING

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 12.3% from $2.4 million for the three months ended March 31, 2000 to $2.7 million for the three months ended March 31, 2001. As a percentage of total revenues, sales and marketing expenses decreased from 36.0% for the three months ended March 31, 2000 to 25.2% for the three months ended March 31, 2001. The increase in absolute dollars was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include costs associated with the Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 63% from $911,000 for the three months ended March 31, 2000 to $1.5 million for the three months ended March 31, 2001 due primarily to an overall increase in personnel which resulted in increased salary and bonus expenses in addition to increased legal and accounting fees, and facility costs. As a percentage of total revenues, general and administrative expenses increased from 13.6% to 13.8% over the same period.

INTEREST INCOME

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $682,000 for the three months ended March 31, 2000 to $893,000 for the three months ended March 31, 2001 due to an increase in the Company's cash and cash equivalent balances and short-term investments primarily from profitable operations and to higher prevailing interest rates.

OTHER EXPENSE, NET

     Other expense represents primarily gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense increased from $28,000 for the three months ended March 31, 2000 to $414,000 for the three months ended March 31, 2001 due to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to a loss on a sale of marketable securities.

PROVISION FOR INCOME TAXES

     Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 39.0% for the three months ended March 31, 2000 and 35.0% for the three months ended March 31, 2001. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

     Revenues increased by approximately 75% from $11.7 million for the six months ended March 31, 2000 to $20.5 million for the six months ended March 31, 2001. Over the same period, product sales increased by approximately 89% from $9.4 million to $17.8 million. Services revenue increased by approximately 19% from $2.2 million to $2.7 million. The increase in product sales was primarily attributable to the results generated from the Company's increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

COST OF REVENUES

     Cost of sales increased approximately 42% from $1.5 million for the six months ended March 31, 2000 to $2.1 for the six months ended March 31, 2001. Over the same period, the cost of product sales increased by approximately 99%. Gross margin from product sales decreased from 90.5% to 90.0% over the same period as the Company's sales mix had a greater proportion of lower margin third-party products. Cost of services decreased by approximately 49% from $566,000 for the six months ended March 31, 2000 to $290,000 for the six months ended March 31, 2001. Over the same period, gross margin on services increased from 74.8% to 89.1%.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased by approximately 71% from $1.3 million for the six months ended March 31, 2000 to $2.2 million for the six months ended March 31, 2001. As a percentage of total revenues, research and development expenses decreased from 11.2% to 10.9% over the same period. The increase in absolute dollars was due primarily to an increase in compensation expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

SALES AND MARKETING

     Sales and marketing expenses increased by approximately 19% from $4.4 million for the six months ended March 31, 2000 to $5.2 million for the six months ended March 31, 2001. As a percentage of total revenues, sales and marketing expenses decreased from 37.7% for the six months ended March 31, 2000 to 25.6% for the six months ended March 31, 2001. The increase in absolute dollars was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

GENERAL AND ADMINISTRATIVE

     General and administrative expenses include costs associated with the Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 69% from $1.6 million for the six months ended March 31, 2000 to $2.7 million for the six months ended March 31, 2001 due primarily to an overall increase in personnel which resulted in increased salary and bonus expenses in addition to increased legal and accounting fees, and facility costs. As a percentage of total revenues, general and administrative expenses decreased from 13.8% to 13.3% over the same period.

INTEREST INCOME

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $1.3 million for the six months ended March 31, 2000 to $1.7 million for the six months ended March 31, 2001 due to an increase in the Company's cash and cash equivalent balances and short-term investments primarily from profitable operations and to higher prevailing interest rates.

OTHER EXPENSE, NET

     Other expense primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense increased from $215,000 for the six months ended March 31, 2000 to $505,000 for the six months ended March 31, 2001 due to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to a loss on a sale of marketable securities.

PROVISION FOR INCOME TAXES

     Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 39.0% for the six months ended March 31, 2000 and 35.0% for the six months ended March 31, 2001. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, primarily through cash generated from operations, cash proceeds from its initial public offering of common stock, investment earnings and the sale of the Company's stock through the exercise of employee stock options and the Employee Stock Purchase Plan.

     The Company's operating activities provided cash of $3.8 million and $3.7 million in the six month periods ended March 31, 2000 and 2001, respectively. The cash provided by the Company's operations for the six months ended March 31, 2001 was primarily attributable to net income and increased deferred revenue, partially offset by an increase in accounts receivable that reflected primarily timing of invoicing. Of the $9.2 million in accounts receivable outstanding as at March 31, 2001, $5.2 million had been collected by April 18, 2001. Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $10.3 million in the six months ended March 31, 2001 and used cash of $6.8 million in the six months ended March 31, 2000. Cash flows from financing activities in the six months ended March 31, 2000 and 2001 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

     As of March 31, 2001, the Company had working capital of $55.3 million, cash and cash equivalents of $19.2 million and short-term investments of $32.8 million. As of March 31, 2001, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will increase in fiscal 2001 over the prior year due to increased personnel and office expansion.*

     The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

     The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the six months ended March 31, 2001, the Company's top four customers represented approximately 60% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

     Company revenues from international customers were approximately 66% during the six months ended March 31, 2001. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, France and Finland and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the six months ended March 31, 2001 a significant portion of the Company's sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company's business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's foreign subsidiaries operate and sell the Company's products in various global markets. As a result, the Company is exposed to changes in currency exchange rates on sales denominated in foreign currencies. The Company utilizes foreign currency forward exchange contracts and options to minimize exposure against future movements in foreign exchange rates that affect certain foreign currency denominated receivables. The Company attempts to match the forward contracts with the underlying receivables in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures, these financial instruments minimize the risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts may offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivable balances which otherwise would be charged to other income (expense). There can be no assurance that these current or future activities will be successful.

     At March 31, 2001 the Company had forward exchange contracts maturing in fiscal 2001 to sell approximately $1.0 million in Pounds Sterling and options maturing in fiscal 2001 to sell $5.0 million in Yen. The fair market value of the contracts and options at March 31, 2001 was not material.

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

PART II.  OTHER INFORMATION
---------------------------

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

                                  CATAPULT COMMUNICATIONS CORPORATION






Date:    May 8, 2001              BY: /s/ Chris Stephenson
                                  -------------------------
                                  Chris Stephenson
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)