Form 10-Q
period 2001-06-30
CATAPULT COMMUNICATIONS CORP
filed 2001-07-31
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24701

CATAPULT COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0086010 (I.R.S. Employer Identification Number)

160 South Whisman Road
Mountain View, California 94041

(650) 960-1025

(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X|    No

     As of June 30, 2001, there were 12,993,892 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2001	September 30, 2000

ASSETS
Current Assets:
Cash and cash equivalents	$39,900	$5,200
Short-term investments	18,740	43,437
Accounts receivable, net	4,521	5,630
Inventories	1,441	1,399
Deferred income taxes	1,263	1,263
Prepaid expenses and other current assets	719	691

Total current assets	66,584	57,620
Property and equipment, net	1,484	1,529
Other assets	587	194

Total assets	$68,655	$59,343

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$693	$862
Accrued liabilities	5,720	5,735
Deferred revenue	2,021	1,859

Total current liabilities	8,434	8,456
Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	21,057	20,270
Deferred compensation	(6)	(60)
Treasury stock (50,000 shares at cost)	(300)	(300)
Accumulated other comprehensive income	544	602
Retained earnings	38,913	30,362

Total stockholders’ equity	60,221	50,887

Total liabilities and stockholders’ equity	$68,655	$59,343

See Notes to condensed consolidated financial statements.

     CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2001	2000	2001	2000

Revenues:
Product sales	$ 8,354	$ 6,223	$ 26,166	$15,655
Services	1,173	1,284	3,837	3,527

Total revenues	9,527	7,507	30,003	19,182

Cost of revenues:
Product sales	1,080	577	2,863	1,472
Services	155	264	446	830

Total cost of revenues	1,235	841	3,309	2,302

Gross profit	8,292	6,666	26,694	16,880
Operating expenses:
Research and development	1,168	828	3,401	2,137
Sales and marketing	2,687	2,305	7,923	6,708
General and administrative	1,341	981	4,060	2,589

Total operating expenses	5,196	4,114	15,384	11,434

Income from Operations	3,096	2,552	11,310	5,446
Interest income	656	615	2,323	1,901
Other expense, net	(48)	233	(552)	18

Income before income taxes	3,704	3,400	13,081	7,365
Provision for income taxes	1,249	1,326	4,530	2,873

Net income	$ 2,455	$ 2,074	$ 8,551	$ 4,492

Earnings per share:
Basic	$ 0.19	$ 0.16	$ 0.66	$ 0.35

Diluted	$ 0.18	$ 0.16	$ 0.64	$ 0.34

Shares used in per share calculation:
Basic	12,954	12,832	12,916	12,785

Diluted	13,528	13,116	13,378	13,070

See Notes to condensed consolidated financial statements.

     CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended June 30,
	2001	2000

Cash flows from operating activities:
Net income	$ 8,551	$ 4,492
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Depreciation and amortization	521	225
Amortization of deferred stock compensation	54	54
Gain on sale of property and equipment	(9)	—
Change in current assets and liabilities:
Accounts receivable	1,109	(184)
Inventories	(42)	(129)
Prepaid expenses	(28)	(480)
Other assets	(393)	117
Accounts payable	(169)	659
Accrued liabilities	(15)	(16)
Deferred revenue	162	376

Net cash provided by operating activities	9,741	5,114

Cash flows from investing activities:
Sales (Purchases) of investments, net	24,690	(9,438)
Sale of property and equipment	37	—
Purchases of property and equipment	(504)	(605)

Net cash provided (used) by investing activities	24,223	(10,043)

Cash flows from financing activities:
Proceeds from issuance of common stock	787	191

Net cash provided by financing activities	787	191
Effect of exchange rate changes on cash	(51)	449

Increase (decrease) in cash and cash equivalents	34,700	(4,289)
Cash and cash equivalents, beginning of period	5,200	8,486

Cash and cash equivalents, end of period	$ 39,900	$ 4,197

See Notes to condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

     Catapult Communications Corporation (the “Company”) designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company conducts its business within one industry segment.

     These accompanying condensed consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair presentation of the financial position and results of operations for the interim periods presented have been included. The results of operations for such periods are not necessarily indicative of results to be expected for any future period or the fiscal year ending September 30, 2001. These financial statements, including the notes thereto, should be read in conjunction with the audited financial statements for the year ended September 30, 2000, which were included as part of the Company’s Annual Report on Form 10-K for the year ended September 30, 2000.

Revenue Recognition

     Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installed, if installation services are purchased, provided collection is probable. Training and maintenance revenues are based on the Company’s established history of separate sales of training and maintenance. Training revenues are recognized at the time the training is complete. Maintenance revenues are recognized ratably over the term of the maintenance contract.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

     In various areas, including revenue recognition, accounting standards and practices continue to evolve. The FASB’s Emerging Issues Task Force continues to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company’s accounting for its operations.

NOTE 3—BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method. The following data is presented in thousands except share and per share data:

	Three months ended June 30,		Nine months ended June 30,
	2001	2000	2001	2000

	(in thousands, except per share data)

Net income	$2,455	$2,074	$8,551	$4,492

Weighted average shares outstanding	12,954	12,832	12,916	12,785
Dilutive options	574	284	462	285

Weighted average shares assuming dilution	13,528	13,116	13,378	13,070

Earnings per share:
Basic	$0.19	$0.16	$0.66	$0.35

Diluted	$0.18	$0.16	$0.64	$0.34

Anitdilutive common equivalent shares
excluded in calculating diluted earnings
per share	—	310	33	310

NOTE 4—COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2001	2000	2001	2000

Net income	$2,455	$2,074	$8,551	$4,492
Currency translation adjustment	137	256	(51)	449
Unrealized gain (loss) on investments	24	—	(7)	—

Comprehensive income	$2,616	$2,330	$8,493	$4,941

NOTE 5—INVENTORIES (in thousands)

	June 30, 2001	September 30, 2000

Raw Materials	$1,411	$1,223
Work-in-process	11	93
Finished goods	19	83

	$1,441	$1,399

NOTE 6—SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, sales, income and assets by region for the current and previous nine month periods ended June 30 were as follows (in thousands):

	North America	Europe	Japan	Consolidated Total

Nine months ended June 30, 2001
Sales to unaffiliated customers	$9,794	$6,648	$13,561	$30,003
Net income	5,024	2,573	954	8,551
Identifiable assets at June 30, 2001	61,194	5,805	1,656	68,655

Nine months ended June 30, 2000
Sales to unaffiliated customers	$6,447	$3,338	$9,397	$19,182
Net income	3,982	(304)	814	4,492
Identifiable assets at June 30, 2000	47,982	3,744	5,171	56,897

     The result of operations by geographic region includes significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for 2000.

Forward-looking Statements

     The following discussion contains statements that are not historical facts but are forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as “intended,” “expects,” “anticipates” and “is (or are) expected (or anticipated).” These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and the Company’s stockholders should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Factors That May Affect Future Results.”

     The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to Stockholders. The Company does not undertake to update any forward-looking statements that may be made in this Form 10-Q and from time to time or on behalf of the Company.

Overview

     The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company’s family of digital communication test systems is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively. The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support a large number of protocols and variants. The DCT system consists of advanced software and hardware running on a third-party UNIX-based workstation. In addition, the Company offers customer support under software support contracts, as well as installation and training services.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of income to total revenues.

	For the three months Ended June 30,		For the nine months ended June 30,
	2001	2000	2001	2000

Revenues:
Product sales	87.7%	82.9%	87.2%	81.6%
Services	12.3	17.1	12.8	18.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Product sales	11.4	7.7	9.5	7.7
Services	1.6	3.5	1.5	4.3

Total cost of revenues	13.0	11.2	11.0	12.0

Gross profit	87.0	88.8	89.0	88.0
Operating expenses:
Research and development	12.2	11.0	11.4	11.1
Sales and marketing	28.2	30.7	26.4	35.0
General and administrative	14.1	13.1	13.5	13.5

Total operating expenses	54.5	54.8	51.3	59.6

Operating income	32.5	34.0	37.7	28.4
Interest income	6.9	8.2	7.7	9.9
Other income (expense)	(0.5)	3.1	(1.8)	0.0

Income before taxes	38.9	45.3	43.6	38.3

Provision for taxes	13.1	17.7	15.1	14.9

Net income	25.8%	27.6%	28.5%	23.4%

Gross margin on product sales	87.0%	90.7%	89.1%	90.6%

Gross margin on services	86.8%	79.4%	88.4%	76.5%

Three Months Ended June 30, 2001 and 2000

Revenues

     Revenues increased by approximately 27% from $7.5 million for the three months ended June 30, 2000 to $9.5 million for the three months ended June 30, 2001. Over the same period, product sales increased by approximately 34% from $6.2 million to $8.4 million. Services revenue decreased by approximately 9% from $1.3 million to $1.2 million. The increase in product sales was primarily attributable to the results generated from the Company’s increased focus on test systems for third generation (3G) digital cellular. The decrease in services revenue was due to the late renewal of a significant maintenance contract which had expired at the end of the previous quarter. The renewal purchase order was received after the end of the current quarter and will be reflected in the next quarter.

Cost of Revenues

     Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of sales increased approximately 47% from $841,000 for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. Over the same period, the cost of product sales increased by approximately 87%. Gross margin for product sales decreased from 90.7% to 87.0% over this same period as the Company’s sales mix had a greater proportion of lower margin third-party hardware. Cost of services decreased by approximately 41% from $264,000 for the three months ended June 30, 2000 to $155,000 for the three months ended June 30, 2001. Over the same period, gross margin on services increased from 79.4% to 86.8%.

Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been expensed as research and development expenses as incurred. Research and development expenses increased by approximately 41% from $828,000 for the three months ended June 30, 2000 to $1.2 million for the three months ended June 30, 2001. As a percentage of total revenues, research and development expenses increased from 11% to 12% over the same period. The increase in absolute dollars was due primarily to an increase in personnel in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 17% from $2.3 million for the three months ended June 30, 2000 to $2.7 million for the three months ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased from 31% for the three months ended June 30, 2000 to 28% for the three months ended June 30, 2001. The increase in absolute dollars was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company’s sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 37% from $981,000 for the three months ended June 30, 2000 to $1.3 million for the three months ended June 30, 2001 due primarily to an overall increase in personnel which resulted in increased salary and bonus expenses in addition to increased legal and accounting fees, and facility costs. As a percentage of total revenues, general and administrative expenses increased from 13% to 14% over the same period.

Interest Income

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $615,000 for the three months ended June 30, 2000 to $656,000 for the three months ended June 30, 2001 due to an increase in the Company’s cash and cash equivalent balances and short-term investments primarily from profitable operations.

Other Income (Expense), net

     Other income (expense) represents primarily gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other Income decreased from $233,000 for the three months ended June 30, 2000 to expense of $48,000 for the three months ended June 30, 2001 due to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar.

Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 39.0% for the three months ended June 30, 2000 and 33.7% for the three months ended June 30, 2001. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Nine Months Ended June 30, 2001 and 2000

Revenues

     Revenues increased by approximately 56% from $19.2 million for the nine months ended June 30, 2000 to $30.0 million for the nine months ended June 30, 2001. Over the same period, product sales increased by approximately 67% from $15.7 million to $26.2 million. Services revenue increased by approximately 9% from $3.5 million to $3.8 million. The increase in product sales was primarily attributable to the results generated from the Company’s increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was primarily due to sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

Cost of Revenues

     Cost of Revenues increased approximately 44% from $2.3 million for the nine months ended June 30, 2000 to $3.3 for the nine months ended June 30, 2001. Over the same period, the cost of product sales increased by approximately 95%. Gross margin from product sales decreased from 90.6% to 89.1% over the same period as the Company’s sales mix had a greater proportion of lower margin third-party products. Cost of services decreased by approximately 46% from $830,000 for the nine months ended June 30, 2000 to $446,000 for the nine months ended June 30, 2001. Over the same period, gross margin on services increased from 76.5% to 88.4%.

Research and Development

     Research and development expenses increased by approximately 59% from $2.1 million for the nine months ended June 30, 2000 to $3.4 million for the nine months ended June 30, 2001. As a percentage of total revenues, research and development expenses increased from 11.1% to 11.4% over the same period. The increase in absolute dollars was due primarily to an increase in personnel expense in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

Sales and Marketing

      Sales and marketing expenses increased by approximately 18% from $6.7 million for the nine months ended June 30, 2000 to $7.9 million for the nine months ended June 30, 2001. As a percentage of total revenues, sales and marketing expenses decreased from 35.0% for the nine months ended June 30, 2000 to 26.4% for the nine months ended June 30, 2001. The increase in absolute dollars was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company’s sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 57% from $2.6 million for the nine months ended June 30, 2000 to $4.0 million for the nine months ended June 30, 2001 due primarily to an overall increase in personnel which resulted in increased salary and bonus expenses in addition to increased legal and accounting fees, and facility costs. As a percentage of total revenues, general and administrative expenses were consistent at 13.5% in both periods.

Interest Income

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income increased from $1.9 million for the nine months ended June 30, 2000 to $2.3 million for the nine months ended June 30, 2001 due to an increase in the Company’s cash and cash equivalent balances and short-term investments primarily from profitable operations.

Other Income (Expense), net

     Other income (expense) primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense decreased from income of $18,000 for the nine months ended June 30, 2000 to expense of $552,000 for the nine months ended June 30, 2001 due to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to a loss on a sale of marketable securities.

Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 39.0% for the nine months ended June 30, 2000 and 34.6% for the nine months ended June 30, 2001. These tax rates primarily reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Liquidity and Capital Resources

     Historically, the Company has financed its requirements, including increases in accounts receivable and acquisitions of capital equipment, primarily through cash generated from operations, cash proceeds from its initial public offering of common stock, investment earnings and the sale of the Company’s stock through the exercise of employee stock options and the Employee Stock Purchase Plan.

     The Company’s operating activities provided cash of $5.1 million and $9.7 million in the nine month periods ended June 30, 2000 and 2001, respectively. The cash provided by the Company’s operations for the nine months ended June 30, 2001 was primarily attributable to net income and a decrease in accounts receivable that reflected primarily timing of invoicing. Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $24.2 million in the nine months ended June 30, 2001 and used cash of $10.0 million in the nine months ended June 30, 2000. Cash flows from financing activities in the nine months ended June 30, 2000 and 2001 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

     As of June 30, 2001, the Company had working capital of $58.2 million, cash and cash equivalents of $39.9 million and short-term investments of $18.7 million. As of June 30, 2001, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will increase in fiscal 2001 over the prior year due to increased personnel and office expansion.*

     The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Factors That May Affect Future Results

Fluctuations in Quarterly Operating Results; Lengthy Sales Cycle

     The Company has experienced, and anticipates that it will continue to experience, significant fluctuations in quarterly revenues and operating results. The Company’s revenues and operating results are relatively difficult to forecast for a number of reasons, including (i) the variable size and timing of individual purchases by customers, (ii) seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe, (iii) the relatively long sales cycles for the Company’s products, (iv) the timing of hiring sales and technical personnel, (v) changes in timing and amount of sales incentive compensation, (vi) competitive conditions in the Company’s markets, (vii) exchange rate fluctuations, (viii) changes in the mix of products sold, (ix) the timing of the introduction and market acceptance of new products or product enhancements by the Company, its customers, competitors or suppliers, (x) costs associated with developing and introducing new products, (xi) product life cycles, (xii) changes in the level of operating expenses relative to revenues, (xiii) software defects and other product quality problems, (xiv) customer order deferrals in anticipation of new products, (xv) delays in purchasing decisions or customer orders due to customer consolidation, (xvi) supply interruptions, (xvii) changes in the regulatory environment and (xviii) changes in global or regional economic conditions or in the telecommunications industry.

     The Company’s revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company’s quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. See “Dependence on Limited Number of Customers” below. The Company’s products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon installation of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.

     A customer’s decision to purchase the Company’s products typically involves a significant technical evaluation, internal procedural delays associated with large capital expenditure approvals and testing and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with the Company’s products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Historically, the period between initial customer contact and purchase of the Company’s products has typically ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the longer end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers’ orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, the Company’s operating results for that quarter could be materially adversely affected.

     The Company’s expectations for future revenues are predicated, to a large extent, on the recruitment and hiring of a significant number of employees, particularly experienced sales and technical personnel. Failure to hire, or delays in hiring, sufficient sales and technical personnel could have a material adverse effect on the Company’s results of operations for any period.

     Due to the relatively fixed nature of most of the Company’s costs, including personnel and facilities costs, and because operating expenses are based on anticipated revenue, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes, therefore, that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

     For all of the foregoing factors, as well as other unanticipated factors, it is possible that in some future quarter the Company’s results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company’s business, the price of the Company’s common stock will likely be materially adversely affected.

Dependence on Limited Number of Customers

     The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the nine months ended June 30, 2001, the Company’s top four customers represented approximately 56% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

Risks Associated with International Sales and Operations

     Company revenues from international customers were approximately 66% during the nine months ended June 30, 2001. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the nine months ended June 30, 2001 a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. In addition, although the Company cannot predict the potential consequences to the Company’s business of the adoption of the Euro as a common currency in Europe, the transition to the Euro presents a number of risks, including increased competition from European firms as a result of increased pricing transparency. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

     Most of the Company’s international sales, including its sales in Japan, are denominated in local currencies. Although the Company currently engages in hedging transactions with respect to certain receivables resulting from certain inter-company sales, there can be no assurance that the Company will continue to do so or that its hedging activities will be successful. Fluctuations in foreign currency exchange rates may contribute to fluctuations in the Company’s operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of the Company’s operations in affected markets. Similarly, such fluctuations may cause the Company to raise prices, which could affect demand for the Company’s products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which the Company does business, the Company’s business, financial condition and results of operations would be materially adversely affected.

Rapid Technological Change; Uncertainty of Acceptance of the Company’s Products and Services

     The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. The Company’s future success will depend in part on its ability to anticipate and respond to these changes by enhancing its existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of its customer base. There can be no assurance that the Company will be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. In addition, because of the rapid technological change characteristic of the telecommunications industry, the Company may be required to support legacy systems used by its customers, which may place additional demands on the Company’s personnel and other resources and may require the Company to maintain an inventory of otherwise obsolete components.

     The Company’s test systems currently operate only on the UNIX operating system. The Company’s current and prospective customers may require other operating systems to be used in their telecommunications test systems, such as Windows 95, Windows 98 or Windows 2000 or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company’s success will depend in part on whether a large number of telecommunications equipment manufacturers and network operators purchase the Company’s products and services. Because the telecommunications market is rapidly evolving, it is difficult to predict the future success of products and services in this market. The customers in this market use products from a number of competing suppliers for various testing purposes, and there has not been broad adoption of the products of one company. There can be no assurance that the Company’s current or future products or services will achieve widespread acceptance among network operators, telecommunications equipment manufacturers or other potential customers or that solutions developed by competitors will not render the Company’s products obsolete or uncompetitive. In the event the telecommunications industry does not broadly adopt the Company’s products or services or does so less rapidly than expected by the Company, or in the event the Company’s products are rendered obsolete or uncompetitive by more advanced solutions, the Company’s business, financial condition and results of operations would be materially adversely affected.

California Energy Crisis

     California is in the midst of an energy crisis that could disrupt the Company’s operations and increase its expenses. Suppliers of electric power have on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. The Company currently does not have backup generators or alternate sources of power in the event of a blackout, and its current insurance does not provide coverage for any damages it or its customers may suffer as a result of any interruption in its power supply. If blackouts interrupt the Company’s power supply, it would be temporarily unable to continue operations at its facilities in California. Any such interruption in the Company’s ability to continue operations at its facilities could damage the Company’s reputation, harm its ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm its business and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

     The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in currency exchange rates on sales denominated in foreign currencies. The Company utilizes foreign currency forward exchange contracts and options to minimize exposure against future movements in foreign exchange rates that affect certain foreign currency denominated receivables. The Company attempts to match the forward contracts with the underlying receivables in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures, these financial instruments minimize the risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts may offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivable balances which otherwise would be charged to other income (expense). There can be no assurance that these current or future activities will be successful.

     At June 30, 2001 the Company had forward exchange contracts maturing in fiscal 2001 to sell approximately $0.2 million in Pounds Sterling and options maturing in fiscal 2001 to sell $4.6 million in Yen. The fair market value of the contracts and options at June 30, 2001 was not material.

     The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

     Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for 2000.

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

CATAPULT COMMUNICATIONS CORPORATION

Date: July 31, 2001	By: /s/ Chris Stephenson

Chris Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)