Form 10-K
period 2001-09-30
CATAPULT COMMUNICATIONS CORP
filed 2001-12-17
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______. Commission File Number: 0-24701 CATAPULT COMMUNICATIONS CORPORATION (Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	77-0086010 (IRS Employer Identification Number)

160 South Whisman Road, Mountain View, California 94041
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (650) 960-1025/Web Site (www.catapult.com)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [_] No [X]

As of October 31, 2001, 12,991,060 shares of the Registrant’s common stock, $0.001 par value, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on October 31, 2001 of $22.65 per share) was approximately $144,730,057. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 22, 2002.

Table of Contents

PART I		1
ITEM 1.	BUSINESS	1
	The Company	1
	The DCT Product Line	2
	Customers	3
	Sales and Marketing	3
	International Sales	4
	DCT Product Line Support	4
	Product Development	4
	Manufacturing	5
	Competition	5
	Intellectual Property	6
	Employees	7
	Executive Officers of the Company	7
ITEM 2.	PROPERTIES	8
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART II		9
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS	9
ITEM 6.	SELECTED FINANCIAL DATA	10
ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	11
	Overview	11
	Fiscal Years Ended September 30, 2000 and 2001	12
	Fiscal Years Ended September 30, 1999 and 2000	13
	Liquidity and Capital Resources	14
	Factors That May Affect Future Results	14
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS	21
	Foreign Exchange Risk and Derivative Financial Instruments	21
	Interest Rate Risk	21
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	40
PART III		40
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	40
ITEM 11.	EXECUTIVE COMPENSATION	40
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	40
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	40
PART IV		40
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	40

i

FORWARD-LOOKING STATEMENTS

     THIS REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CATAPULT SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

     THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

ITEM 1. BUSINESS

The Company

     Catapult Communications Corporation (“Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. Catapult’s DCT product line, a family of digital communications test systems, is designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company’s advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company markets its products through a direct sales force to industry leaders such as Alcatel, Cisco Systems, Inc., Fujitsu Limited, LM Ericsson, Evolium SAS, Lucent Technologies, Inc. (“Lucent”), Motorola, Inc. (“Motorola”), NEC Corporation (“NEC”), Nippon Telephone and Telegraph (“NTT”), Nokia Corporation, Nortel Networks Limited (“Nortel”), NTT DoCoMo, Inc. (“NTT DoCoMo”), Siemens AG and Tellabs Inc.

     The DCT product line performs a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support a large number of protocols and variants. The Company’s emphasis is on complex, high-level and emerging protocols, including Third Generation Cellular (3G), IP Telephony (Voice over IP or VoIP), General Packet Radio Service (GPRS), Asynchronous Transfer Mode (ATM), Signaling System #7 (SS7), Intelligent Network (IN), V5, Integrated Services Digital Network (ISDN), Global Systems for Mobile Communications (GSM), Interim Standard 41 (IS-41), Code Division Multiple Access (CDMA), X.25 and Frame Relay(1). The Company’s extensive technical know-how and proprietary software development tools enable the Company to implement new protocols and protocol variants rapidly in response to customer needs. With its extensive library of software protocol modules, large selection of physical interfaces and versatile platform, the DCT product line is easily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the DCT system’s multi-protocol, multi-user capability allows multiple testing operations to be performed simultaneously, helping the Company’s customers to accelerate their product development cycles.

(1) Please refer to Glossary on page 22.

The DCT Product Line

     DCT systems consist of DCT2000 advanced software and hardware running on a third-party UNIX-based workstation. In a system sale, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol modules and hardware to meet future testing needs. Customers have the option to purchase a third-party workstation from the Company or to provide a workstation to the Company for configuration. Prices for DCT systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to over $250,000.

   Applications

     The principal applications of the DCT product line are simulation, load and stress testing, feature verification, conformance testing and monitoring.

     Simulation. DCT systems simulate or act like one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, the Company’s products assist engineers to cost-effectively develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.

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

     Feature Verification. DCT systems perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to verify that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and use the DCT systems’ traffic channel facilities to verify a voice or data path.

     Conformance Testing. DCT systems test for conformance by enabling manufacturers and network operators to verify that devices meet specified standards. Conformance test suites validate the implementation of new features and the functionality of existing features against a standardized set of predefined criteria.

     Monitoring. DCT systems monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, the DCT systems help ensure that the link has been brought into service and that the devices connected by the link are functioning properly. The DCT systems also provide notice of network device failure. The DCT systems can be used to set “traps” and “triggers,” count error messages and filter packets by address or selected field criteria. The DCT systems can simultaneously monitor multiple links, each of which may be using different protocols.

   DCT Product Line Software

     The DCT product line software, based on a UNIX operating system, consists of protocol encoders and decoders, protocol state machines, protocol validation tests and conformance test suites. The DCT system includes support for a large number of protocols and variants, enabling the DCT system to be configured for many different test applications. The Company’s customers can choose to program the DCT system using Catapult’s graphical user interface (GUI) or by writing their own code using the Company’s Digital Communication Programming Language (DCPL), a fully featured optimized communications language. In addition, the Company has introduced pre-programmed applications to perform load generation and network entity simulation. Finally, customers can also choose to integrate their own libraries of subroutines written in industry standard programming languages such as C or C++.

   DCT Product Line Hardware

     The DCT product line employs modular hardware architecture that supports a wide variety of physical interfaces that connect the DCT systems to the device under test. The Company provides this flexibility through the DCT2000 PowerPCI co-processor cards, which are inserted into the workstation or an expansion chassis. The DCT system is hosted on a Sun Microsystems or compatible workstation.

     Using up to two expansion chassis, a single workstation may also support multiple PowerPCI cards, each of which in turn supports multiple signaling channels. The Company offers PowerPCI cards for a variety of industry standard physical interfaces, including Primary Rate E-1/T-1, ATM Optical/UTP, Ethernet, Serial port, ISDN Basic Rate and Japanese CII.

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

Customers

     The Company’s customers in the United States and Canada are primarily telecommunications equipment manufacturers. Outside North America, its customer base also includes network operators.

     Revenues from the Company’s top four customers represented approximately 87%, 52% and 58% of total revenues in fiscal 1999, 2000 and 2001, respectively. In fiscal 2001, sales to NEC, Nortel, Motorola and Lucent accounted for approximately 16%, 16%, 15% and 11% of total revenues, respectively. In fiscal 2000, sales to NTT DoCoMo and Motorola accounted for approximately 23% and 12% of total revenues, respectively. In fiscal 1999, sales to NTT, Motorola and NEC accounted for approximately 58%, 14%, and 12% of total revenues, respectively. Separate engineering groups of the same customer at different locations generally make independent decisions to purchase the Company’s products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

Sales and Marketing

     The Company markets its products and services through its direct sales force, a majority of whom have technical degrees. As of September 30, 2001, the Company’s direct sales force consisted of 18 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. The sales and marketing staff is located in North America, Japan, and Europe. To date, the Company has not entered into independent distributor arrangements because of the high level of technical expertise and support required by customers. Pursuant to a special agreement, one of the Company’s customers has the right to re-market the Company’s test systems as part of an integrated product sale.

     The Company’s sales strategy is to focus on the functional groups related to the customer’s product development cycle, including research and development, network integration and final test. Sales to a new customer have often led to sales at other facilities of the customer, as often a customer performs development at multiple sites in order to adapt its telecommunications equipment to local requirements and standards. The Company intends to continue to leverage its existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, because users of similar test systems can benefit from sharing test scripts and results, an initial sale can facilitate a subsequent sale to other equipment manufacturers and network operators.

     The Company has implemented a number of marketing initiatives to support the sales of its products and services. These efforts are intended to inform customers of the capabilities and benefits of the Company’s advanced software-based test systems. Marketing programs include direct mail, on-site customer seminars, limited participation in industry trade shows, technology conferences and forums, and dissemination of information concerning products through the Company’s website.

     Customers generally purchase on an as-needed basis, and none of the Company’s customers has entered into agreements that require minimum purchases. The Company’s products generally are shipped within 15 to 30 days after orders are received. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

     A customer’s decision to purchase the Company’s products typically involves a significant technical evaluation, internal procedural delays associated with large capital expenditure approvals and testing, and acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with the Company’s products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Historically, the period between initial customer contact and purchase of the Company’s products has typically ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the longer end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers’ orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, the Company’s operating results for that quarter could be materially adversely affected.

International Sales

     International sales constituted approximately 78%, 68% and 68% of the Company’s total revenues in fiscal 1999, 2000 and 2001, respectively. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force. The Company has offices and sales staff outside the United States located in Japan, the United Kingdom, Germany, France, Finland and Canada and plans to open new offices internationally from time to time.

DCT Product Line Support

     Due to the complexity of its customers’ testing needs, the Company offers its customers support and training from highly skilled technical personnel. As of September 30, 2001, the Company had 46 applications engineers worldwide who provide full-time technical assistance and development support to the Company’s customers. The Company provides ongoing training, generally at the customer’s site, and technical assistance from all of its offices. Support is generally offered during normal business hours applicable to each office. The Company also offers product warranties for various lengths of time, depending on the product and the country of purchase or operation.

     The Company provides periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with the Company’s earlier software releases, enabling the DCT system to continue to be used as customer needs and applications evolve. As part of its ongoing software support, the Company may also develop protocol variants at the request of its customers.

Product Development

     The Company’s development efforts are directed at improving the capability, performance and ease of use of the DCT system. The Company intends to continue to devote a large portion of its engineering resources to the enhancement of its suite of software protocol modules in order to meet current and projected customer requirements. The Company also intends to continue to develop and enhance its proprietary internal tools and techniques for supporting new protocols in the DCT systems.

     The Company is continually seeking to make the DCT systems easier to use in order to expand its market to include a broad range of users. In order to run test scenarios, particularly on advanced telecom systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, the Company plans to continue the expansion and refinement of its GUI and other script development tools. In addition, the Company will continue to support a number of test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American).

     Most of the Company’s hardware development program is directed towards designing protocol coprocessors and associated physical interfaces. The Company has initiated these projects to increase the performance and capabilities of the DCT system and expand the range of devices to which the DCT system can be directly connected for testing purposes.

     Research and product development expenses were approximately $2.8 million, $3.0 million and $4.9 million in fiscal 1999, 2000 and 2001, respectively. The Company’s policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2001, 43 of the Company’s engineers were engaged in or provided support to research and development.

Manufacturing

     The Company’s manufacturing operations consist of the procurement and inspection of components, final assembly, quality control tests and packaging. Workstations that host the Company’s products are either purchased by customers directly or purchased by the Company on behalf of its customers. Printed circuit boards, chassis and most of the other major components used in the Company’s products are sub-assembled to the Company’s specifications by independent contractors. The sub-assembled components are then delivered to the Company’s facilities for final assembly, quality control and testing against product specifications and product configuration, including installation of the Company’s software and proprietary hardware. The Company believes that its use of independent contractors for sub-assembly combined with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality.

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

     The Company believes its principal competitors are Artiza Networks (“Artiza”), Acterna Corporation (“Acterna”), Agilent Technologies, Inc. (“Agilent”), INET, Inc. (“INET”), Spirent plc (“Spirent”), Tekelec, Inc. (“Tekelec”) and Tektronix, Inc. (“Tektronix”). Many of the Company’s existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than the Company. The Company believes that the market for high-end testing systems is fragmented geographically. For example, Agilent, Tekelec, INET, and Tektronix are the Company’s primary competitors in North America, while its primary competitors in Europe are Tekelec, Tektronix, Acterna and Spirent. The Company’s primary competitors in Japan are Artiza and Tekelec. The Company also faces competition from several relatively small companies.

     The Company also competes with the internal test system groups of its customers and potential customers. Many of the Company’s existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems offered by the Company.

     The Company expects competition to increase in the future from existing competitors and from other companies that may enter this market with solutions that may be less costly or provide higher performance or offer more features than the Company’s solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop new test solutions for internal use or for sale to third parties in the Company’s markets. Accordingly, it is possible that new competitors may emerge and acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company’s business, financial condition and results of operations.

Intellectual Property

     The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. The Company generally enters into nondisclosure and invention assignment agreements with its employees and consultants, and into nondisclosure agreements with its customers and suppliers. To date, the Company has not sought patent protection for its proprietary technology. The Company believes that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of the Company’s employees, the nature and frequency of product enhancement and the quality of the Company’s support services. However, there can be no assurance that patent protection will not become a more significant factor in the Company’s industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has not federally registered any of its trademarks or copyrights. The Company’s practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of the Company’s trademarks and copyrights would not have a material adverse effect on the Company’s intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

     Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to duplicate aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to the Company’s products. The failure of the Company to protect its proprietary technology would have a material adverse effect on the Company’s business, financial condition and results of operations.

     While, to date, the Company has not been subject to claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology, or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Because the Company does not rely on patents to protect its technology, the Company will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed, misappropriated or similar technology at a reasonable cost, the Company’s business, financial condition and results of operations would be materially adversely affected. In addition, the Company indemnifies its customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for the Company to indemnify a customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

Employees

     As of September 30, 2001, the Company employed 154 full-time employees, including 43 in research and development, 46 in application engineering customer support, 34 in sales, 9 in marketing, 14 in administration and 8 in manufacturing. Of these employees, 100 were employed in North America of whom 65 are at the Mountain View, California headquarters, 32 were employed in the United Kingdom and Europe, 18 in Japan, and 4 in Australia. The Company is not subject to any collective bargaining agreement and has not experienced any work stoppages. The Company believes that its relations with its employees are good.

Executive Officers of the Company

     The following table sets forth certain information, as of September 30, 2001, with respect to the executive officers of the Company:

Name	Age	Position
Richard A. Karp	57	Chief Executive Officer and Chairman of the Board
David Mayfield	52	President and Chief Operating Officer
Chris Stephenson	50	Vice President and Chief Financial Officer
Barry R. Hoglund	53	Vice President of Sales
Glenn Stewart	51	Vice President of Engineering
Guy R. Simpson	43	Vice President of Application Development
Barbara J. Fairhurst	53	Vice President of Operations
Terry Eastham	54	Vice President of Marketing
Kathy T. Omaye-Sosnow	45	Vice President of Human Resources

     Dr. Richard A. Karp founded the Company in 1985 and has served as Chief Executive Officer and Chairman of the Board of the Company since inception. In May 2000, Mr. Karp relinquished his title as President to David Mayfield, the Company’s Chief Operating Officer. Dr. Karp holds a Ph.D. in computer science from Stanford University, a M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

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

     Mr. Chris Stephenson joined the Company in July 2000 in a full-time consulting capacity and assumed the role of Chief Financial Officer in February 2001 upon approval of the required work visa. From 1985 to April 2000, he was Chief Financial Officer of Telco Research Corporation Limited and its predecessor, TSB International Inc., both telecommunications management companies. He holds a B.A. and an M.A. from the University of Toronto.

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

     Mr. Glenn Stewart joined the Company in 1992 as Vice President of Engineering. Prior to joining the Company, he was Director of Engineering at Tektronix/LP Com, a manufacturer of telecommunications test products. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds a M.Sc. and a B.Sc. in Computer Science from the University of Toronto.

     Mr. Guy R. Simpson has served as Deputy Chairman of Catapult Communications Ltd. (“CCL”), the Company’s UK subsidiary, since October 1996 and was appointed Vice President of Applications Development of the Company in May 1998. Mr. Simpson joined the Company in 1989 and has held a number of technical and management positions with the Company and CCL since that time. Prior to joining the Company, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

     Ms. Barbara J. Fairhurst joined the Company in June 1995 as Director of Operations. From 1994 to 1995, Ms. Fairhurst was Principal at BJF Consulting, a consulting firm, where she developed business plans and implemented operating systems. From 1990 to 1993, Ms. Fairhurst was Corporate Vice President at Intersource Technologies, Inc., a developer of lighting technology, where she was responsible for operations and manufacturing. Prior to that time, Ms. Fairhurst spent 10 years as President and Chief Operating Officer of Sequential Circuits, a manufacturer of electronic music equipment. Ms. Fairhurst holds a M.B.A. from the Santa Clara University and a B.A. from San Jose State University.

     Mr. Terry Eastham joined the Company in 1999 as the company’s first Vice President of Marketing. Prior to joining the Company, he served as Chief Operating Officer for Sherwood Networks, a manufacturer of network computers and display terminals. Previously, he spent six years at Wyse Technology, a manufacturer of display terminals, as Vice President of Product Marketing and 17 years at Hewlett-Packard Company where he held a variety of marketing and sales development positions. Mr. Eastham holds both a M.B.A. degree and a M.S. in Physics degree from Washington University and a B.S. degree in Physics from Oklahoma State University.

     Ms. Kathy T. Omaye-Sosnow joined the Company in 1997. Ms. Omaye-Sosnow was promoted to the position of Vice President of Human Resources in November 2000. Prior to her promotion, Ms. Omaye-Sosnow served as the Company’s Director of Human Resources since June of 1999. Prior to that, Ms. Omaye-Sosnow served as the Company’s Manager of Human Resources. Prior to joining the Company, she held a variety of human resources positions, most recently as Manager of Corporate Employment at McKesson HBOC Corporation, a pharmaceutical distributor and health management corporation. Ms. Omaye-Sosnow holds a B.S. degree in Human Resources from California State University, Sacramento.

ITEM 2.  PROPERTIES

     The Company’s executive offices, product development and primary support and production operations are located in Mountain View, California, where the Company occupies approximately 29,250 square feet pursuant to leases that expire in 2005. The annual rent for the property is approximately $305,000. The Company believes that this facility will be adequate for its planned purposes.*

     In addition, the Company leases professional services office space in the following locations with the following approximate square footage: 4,700 square feet in Schaumburg, Illinois; 2,900 square feet in Dallas, Texas; 2,000 square feet in Austin, Texas; 1,650 square feet in Raleigh, North Carolina,; 2,600 square feet in Ottawa, Canada; 5,100 square feet in Chippenham, England; 1,200 square feet in Landsberg, Germany; 1,000 square feet in Antony Cedex, France; 850 square feet in Helsinki, Finland; 3,200 square feet in Tokyo, Japan; 500 square feet in Yokosuka Research Park, Japan; and 6,500 square feet in Melbourne, Australia.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not subject to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

     The Company’s common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2000		2001
	High	Low	High	Low
First fiscal quarter	$22.25	$8.06	$18.63	$ 9.56
Second fiscal quarter	$14.00	$9.13	$38.81	$15.13
Third fiscal quarter	$11.75	$7.00	$39.59	$16.78
Fourth fiscal quarter	$19.88	$8.50	$23.50	$11.72

     The Company had approximately 53 stockholders of record as of September 30, 2001. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

Consolidated Statements of Income Data:	Fiscal Year Ended September 30,
	1997	1998	1999	2000	2001
		(in thousands, except per share data)
Revenues:
Product Sales	$ 11,519	$ 15,833	$ 25,505	$22,045	$ 34,689
Services	1,833	2,373	3,450	5,001	5,197

Total revenues	13,352	18,206	28,955	27,046	39,886

Cost of revenues:
Product sales	1,576	1,852	2,701	2,209	3,794
Services	344	564	945	971	591

Total cost of revenues	1,920	2,416	3,646	3,180	4,385

Gross profit	11,432	15,790	25,309	23,866	35,501

Operating expenses:
Research and development	1,419	2,001	2,777	3,037	4,938
Sales and marketing	2,550	3,242	5,623	9,427	10,673
General and administrative	2,063	2,188	2,485	3,703	5,369
Offering costs	—	769	—	—	—

Total operating expenses	6,032	8,200	10,885	16,167	20,980

Operating income	5,400	7,590	14,424	7,699	14,521
Interest income	380	594	1,294	2,674	2,919
Other income (expense), net	(6)	(263)	(107)	169	(585)

Income before taxes	5,774	7,921	15,611	10,542	16,855
Provision for taxes	2,436	3,396	6,706	3,976	5,810

Net income	$ 3,338	$ 4,525	$ 8,905	$ 6,566	$ 11,045

Earnings per share:
Basic	$ 0.35	$ 0.44	$ 0.75	$ 0.51	$ 0.85

Diluted	$ 0.31	$ 0.41	$ 0.73	$ 0.50	$ 0.83

Shares used in per share calculation:
Basic	9,630	10,369	11,874	12,801	12,933

Diluted	10,605	10,940	12,217	13,123	13,276

Consolidated Balance Sheet Data:	September 30,
	1997	1998	1999	2000	2001
		(in thousands)
Cash, cash equivalents and
short-term investments	$10,672	$15,229	$41,654	$48,637	$61,476
Working capital	9,698	14,006	42,372	49,164	61,517
Total assets	14,035	19,495	50,667	59,343	72,833
Redeemable common stock	—	5,000	—	—	—
Total stockholders’ equity	10,170	10,150	43,589	50,887	63,490
10

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of income to total revenues.

	Percentage of Total Revenues Fiscal Year Ended September 30,
	1999	2000	2001
Revenues:
Product Sales	88.0%	81.5%	87.0%
Services	12.0	18.5	13.0

Total revenues	100.0	100.0	100.0

Cost of revenues:
Product sales	9.3	8.2	9.5
Services	3.3	3.6	1.5

Total cost of revenues	12.6	11.8	11.0

Gross profit	87.4	88.2	89.0

Operating expenses:
Research and development	9.6	11.2	12.4
Sales and marketing	19.4	34.8	26.8
General and administrative	8.6	13.7	13.4

Total operating expenses	37.6	59.7	52.6

Operating income	49.8	28.5	36.4
Interest income	4.5	9.9	7.4
Other income (expense), net	(0.4)	0.6	(1.5)

Income before taxes	53.9	39.0	42.3
Provision for taxes	23.2	14.7	14.6

Net income	30.8%	24.3%	27.7%

Gross margin on product sales	89.4%	90.0%	89.1%

Gross margin on services	73.0%	80.6%	88.6%

ITEM 7.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company’s revenues are derived from product sales, which include both licenses of the DCT system software and sales of hardware, and from services, which include customer support under software support contracts as well as installation and training. Prices for the DCT system vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation from the Company or provide a workstation to the Company for configuration. Product sales are recognized upon shipment or, if installation services are purchased, when installed, provided collection is probable.

     The Company offers product warranties for various lengths of time, depending on the product and country of purchase or operation. Customers may elect to purchase an annual software support contract, which includes both ongoing technical support and any new software releases on a when and if available basis during the term of the support contract. These software releases may include updates for protocols already licensed by the customer. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers typically purchase onsite training, which is charged on a fixed-price basis and recognized as the service is performed.

Fiscal Years Ended September 30, 2000 and 2001

   Revenues

     Revenues increased by approximately 48% from $27.0 million in fiscal 2000 to $39.9 million in fiscal 2001. Product sales increased by approximately 57% from $22.0 million in fiscal 2000 to $34.7 million in fiscal 2001 due to increased shipments of the Company’s DCT2000 product at higher average unit prices. Services revenue increased by approximately 4% from $5.0 million in fiscal 2000 to $5.2 million in fiscal 2001. Service revenues grow more slowly than product revenues due to attrition in the maintenance base as older systems are replaced.

   Cost of Revenues

     Cost of product sales increased by approximately 72% from $2.2 million in fiscal 2000 to $3.8 million in fiscal 2001. Gross margin on product sales decreased slightly from 90.0% in fiscal 2000 to 89.1% in fiscal 2001.

     Cost of services decreased by approximately 39% from $971,000 in fiscal 2000 to $591,000 in fiscal 2001. Gross margin on services increased from 80.6% in fiscal 2000 to 88.6% in fiscal 2001 as services revenues grew more than the associated costs. Gross margin on services varies depending on the timing of system sales and support contract renewals.

   Research and Development

     Research and development expenses increased by approximately 63% from $3.0 million in fiscal 2000 to $4.9 million in fiscal 2001 due primarily to higher compensation costs resulting from a 72% increase in the number of personnel engaged in research and development. As a percentage of total revenues, research and development expenses increased from 11.2% to 12.4% over the same period as expenses increased with the increase in revenues.

   Sales and Marketing

     Sales and marketing expenses increased by approximately 13% from $9.4 million in fiscal 2000 to $10.7 million in fiscal 2001 due primarily to higher compensation costs resulting from a 27% increase in the number of personnel engaged in sales and marketing. As a percentage of total revenues, sales and marketing expenses decreased from 34.8% in fiscal 2000 to 26.8% in fiscal 2001.

   General and Administrative

     General and administrative expenses increased by approximately 45% from $3.7 million in fiscal 2000 to $5.4 million in fiscal 2001. This increase was due primarily to increases in staffing levels, compensation expenses (including executive bonuses and relocation costs), occupancy costs, recruitment costs and legal and accounting fees. As a percentage of total revenues, general and administrative expenses decreased from 13.7% to 13.4% over the same period.

   Interest Income

     Interest income increased from $2.7 million in fiscal 2000 to $2.9 million in fiscal 2001 due to the increase in funds invested and to higher prevailing rates of return early in the fiscal year.

   Other Income (expense)

     Other income decreased from an income of $169,000 in fiscal 2000 to an expense of $585,000 in fiscal 2001 due primarily to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to a loss on a sale of a marketable security.

   Income taxes

     The Company’s effective tax rate decreased from 37.7% in fiscal 2000 to 34.5% in fiscal 2001. This decrease reflects primarily the impact of the creation of an Irish subsidiary for international distribution of the Company’s products.

Fiscal Years Ended September 30, 1999 and 2000

   Revenues

     Revenues decreased by approximately 7% from $29.0 million in fiscal 1999 to $27.0 million in fiscal 2000. Over the same period, product sales decreased by approximately 14% from $25.5 million in fiscal 1999 to $22.0 million in fiscal 2000. The decrease in product sales was primarily attributable to a decrease in system sales to NTT DoCoMo of Japan, to which a particularly large sale was made in the second quarter of fiscal 1999, but to which significantly reduced sales were made in the first quarter of fiscal 2000. In the last three quarters of fiscal 2000, average system sale revenue from NTT DoCoMo recovered to a level 92% higher than that of the first quarter. For the year as a whole, the decrease in system sales to this customer was partially offset by an increase in system sales to other domestic and international customers. Services revenue increased by approximately 45% from $3.5 million in fiscal 1999 to $5.0 million in fiscal 2000. The increase in service revenue was primarily due to sales of software support contracts associated with new system sales as well as increased success in selling support to the Company’s Japanese installed customer base.

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

   Interest Income

     Interest income increased from $1.3 million in fiscal 1999 to $2.7 million in fiscal 2000 due to the increase in funds invested and to higher prevailing rates of return.

   Other Income (expense)

     Other income increased from an expense of $107,000 in fiscal 1999 to income of $169,000 in fiscal 2000 due primarily to exchange gains as opposed to losses on transactions denominated in foreign currencies.

   Income taxes

     The Company’s effective tax rate decreased from 43.0% in fiscal 1999 to 37.7% in fiscal 2000. This decrease reflects primarily the reduction in corporate tax rates in Japan over this period.

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

     The Company’s operating activities provided cash of $7.6 million, $7.3 million and $12.5 million in fiscal 1999, 2000 and 2001, respectively, principally from net income in those periods. Investing activities, consisting primarily of purchases and sales of short-term investments and additions to property and equipment, used cash of $33.5 million and $11.2 million and in fiscal 1999 and 2000, respectively, and provided cash of $25.5 million in fiscal 2001. Financing activities provided cash of $19.0 million in fiscal 1999, primarily from the proceeds of the Company’s initial public offering, $230,000 in fiscal 2000 from the exercise of stock options and the purchase of shares under the employee stock purchase plan and $1.0 million in fiscal 2001 from the exercise of stock options and the purchase of shares under the employee stock purchase plan.

     As of September 30, 2001, the Company had working capital of $61.5 million, cash and cash equivalents of $44.2 million and short-term investments of $17.3 million. As of September 30, 2001, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures will total approximately $600,000 in fiscal 2002.*

     The Company believes that cash and cash equivalents and short-term investments together with funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

     The Company’s revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company’s quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. See “Dependence on Limited Number of Customers” below. The Company’s products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon shipment or, if installation services are purchased, when installed, provided collection is probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.

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

   Dependence on Limited Number of Customers

     The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the fiscal year ended September 30, 2001, the Company’s top four customers represented approximately 58% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

   Stock Market Fluctuations

     In recent years, the stock market in general and the market for technology stocks in particular, including the Company’s common stock, have experienced extreme price fluctuations. The market price of the Company’s common stock may be significantly affected by various factors such as quarterly variations in the Company’s operating results, changes in revenue growth rates for the Company as a whole or for specific geographic areas or products, changes in earning estimates by market analysts, the announcements of new products or product enhancements by the Company or its competitors, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries. There can be no assurance that the market price of the Company’s common stock will not experience significant fluctuations in the future.

   Competitive Market for Technical and Sales Personnel

     The Company’s success depends in part on its ability to attract, hire, train, retain and motivate qualified technical and sales personnel with appropriate levels of managerial and technical capabilities. The Company believes that a significant level of expertise is required to develop and market the Company’s products and services effectively. The Company has in the past experienced, and expects to continue to experience, difficulty in recruiting qualified technical and sales personnel. The Company believes that the pool of potential applicants with the requisite expertise is very limited. Recruiting qualified personnel is an intensely competitive and time-consuming process. The Company competes for such personnel with a number of other companies, many of which have substantially greater resources than the Company. Such competition has also resulted in demands for increased compensation from qualified applicants, and the Company may not be able to compete effectively for such personnel with companies that provide more attractive compensation arrangements. There can be no assurance that the Company will be successful in attracting and retaining the technical and sales personnel it requires to conduct and expand its operations successfully on a timely basis. The failure to attract, hire, train, retain and motivate qualified technical and sales personnel in the future would have a material adverse effect on the Company’s business, financial condition and results of operations.

   Risk Associated with International Operations

     International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last three fiscal years, a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

   Management of Growth

     The Company’s growth has placed, and is expected to continue to place, significant demands on its management, administrative and operational resources. To manage expansion effectively, the Company needs to continue to develop and improve its operational and financial systems, sales and marketing capabilities and expand, train, retain, manage and motivate its employee base. Some of the Company’s senior management have not previously managed a business of the Company’s size, and these individuals have limited experience managing a public company. There can be no assurance that the Company’s systems, procedures or controls will be adequate to support the Company’s operations or that the Company’s management will be able to successfully exploit future market opportunities or successfully manage the Company’s relationships with customers and other third parties. There can be no assurance that the Company will continue to grow or, if it does, that the Company will effectively manage such growth. Any failure to manage growth would have a material adverse effect on the Company’s business, financial condition and results of operations.

   Dependence on Customer Outsourcing of Test Systems

     The Company’s success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of the Company’s products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of the Company’s existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. There can be no assurance that the Company’s customers will continue, or that new customers will choose, to outsource any of their test systems and service requirements or that the Company’s products and services will be widely adopted. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if the Company’s products and services are not widely adopted as a telecommunications test solution, the Company’s business, financial condition and results of operations would be materially adversely affected.

   Competitive Market

     The market for the Company’s products is highly competitive. Many of the Company’s competitors are better known and have substantially greater financial, technological, production and marketing resources than the Company. While the Company believes that the price/performance characteristics of its products are competitive, price competition in the markets for the Company’s products is intense. Any material reduction in the price of the Company’s products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect gross margins, which could in turn have a material adverse effect on the Company’s business, financial condition and results of operations. Increased competition for the Company’s products that results in lower product sales could also adversely impact the Company’s upgrade sales. The Company’s ability to maintain its competitive position will depend upon, among other factors, its success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

   Dependence on Rapidly Evolving Telecommunications Industry

     The Company’s future success is dependent upon the continued growth of the telecommunications industry. The global telecommunications industry is evolving rapidly, and it is difficult to predict its potential growth rate or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the Company or its business strategies. In addition, there can be no assurance that the growth in demand for Internet services and the resulting need for high speed or enhanced telecommunications equipment will continue at its current rate or at all.

     The Company’s future success is dependent upon the increased utilization of its test solutions by network operators and telecommunications equipment manufacturers. Industry-wide network equipment and infrastructure development driving the demand for the Company’s products and services may be delayed or prevented by a variety of factors, including cost, regulatory obstacles or the lack of or reduction in consumer demand for advanced telecommunications products and services. There can be no assurance that telecommunications equipment manufacturers and network operators will develop new technology or enhance current technology or, if developed, that such new technology or enhancements will create demand for the Company’s products or services.

   Dependence on Key Personnel

     The Company’s future growth and success depends to a significant extent upon the continuing services of its executive officers and other key employees. The Company does not have long-term employment agreements or non-competition agreements with any of its employees. Competition for qualified management and other high-level telecommunications industry personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of services of any key employees would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company maintains, and is the beneficiary of, a key person life insurance policy in the amount of $2 million with respect to Dr. Richard A. Karp, the Company’s Chief Executive Officer and Chairman of the Board.

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

     The Company’s test systems currently operate only on the UNIX operating system. The Company’s current and prospective customers may require other operating systems, such as Windows 2000 or Windows XP, to be used in their telecommunications test systems or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company’s success will depend in part on whether a large number of telecommunications equipment manufacturers and network operators purchase the Company’s products and services. Because the telecommunications market is rapidly evolving, it is difficult to predict the future success of products and services in this market. The customers in this market use products from a number of competing suppliers for various testing purposes, and there has not been broad adoption of the products of one company. There can be no assurance that the Company’s current or future products or services will achieve widespread acceptance among telecommunications equipment manufacturers, network operators or other potential customers or that solutions developed by competitors will not render the Company’s products obsolete or uncompetitive. In the event the telecommunications industry does not broadly adopt the Company’s products or services or does so less rapidly than expected by the Company, or in the event the Company’s products are rendered obsolete or uncompetitive by more advanced solutions, the Company’s business, financial condition and results of operations would be materially adversely affected.

   Dependence on Sole and Single Source Suppliers

     The Company purchases many key components, including certain microprocessors, workstations, bus interface and other chips, connectors and other hardware, from the sole supplier of a particular component. For other components, even though multiple vendors may exist, the Company may purchase components from only a single source. The Company does not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. In the event of a reduction or interruption in the supply of a key component, a significant amount of time could be required to qualify alternative suppliers and receive an adequate flow of replacement components. Reconfiguration of the Company’s products to adapt to new components may also be required and could entail substantial time and expense. In addition, the process of manufacturing certain of these components is extremely complex, and the Company’s reliance on the suppliers of these components exposes the Company to potential production difficulties and quality variations, which could negatively affect cost and timely delivery of the Company’s products. The Company has from time to time in the past experienced supply problems as a result of the financial or operational difficulties of its suppliers, shortages and discontinuations resulting from component obsolescence. Although the Company, to date, has not experienced material delays in product deliveries to its customers resulting from such supply problems, there can be no assurance that supply problems will not recur or, if such problems do recur, that satisfactory solutions would be found. Any prolonged inability to obtain adequate amounts of fully functional components or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company’s relationship with its customers as well as on its business, financial condition and results of operations.

   Dependence on Third-Party Manufacturers

     The Company relies on a limited number of independent manufacturers, some of which are small, privately held companies, to provide certain assembly services to the Company’s specifications. The Company does not have any long-term supply agreements with any third-party manufacturer. In the event of a reduction or interruption in assembly services to the Company, the Company’s business, financial condition and results of operations would be materially adversely affected until the Company was able to establish sufficient assembly services supply from alternative sources. There can be no assurance that alternative manufacturing sources will be able to meet the Company’s future requirements or that existing or alternative sources will continue to be available to the Company at favorable prices.

   Risk of Product Defects

     Products as complex as those offered by the Company may contain undetected errors or “bugs,” particularly when first introduced or when new versions are released. There can be no assurance that errors will not be found in future releases of the Company’s software or that any such errors will not generate adverse publicity, impair the market acceptance of these products, create customer concerns or adversely affect operating results due to product returns, the costs of generating corrective releases or otherwise.

   Product Liability

     The Company’s license agreements with its customers typically contain provisions designed to limit the Company’s exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in the Company’s license agreements may not be effective under the laws of certain jurisdictions, particularly since the Company sells a majority of its products internationally. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company may entail the risk of such claims, and there can be no assurance that the Company will not be subject to such claims in the future. A successful product liability claim brought against the Company could have a material adverse effect upon the Company’s business, financial condition and results of operations. The Company does not maintain product liability insurance. There can be no assurance that the failure to maintain product liability insurance, in the event of the successful assertion against the Company of one or a series of large uninsured claims, would not have a material adverse effect on the Company’s business, financial condition and results of operations.

   Product Concentration

     To date, substantially all of the Company’s revenues have been attributable to sales of the DCT family of products and related services. The Company currently expects the DCT family of products and related services to account for substantially all of its revenues for the foreseeable future.* As a result, factors adversely affecting the pricing of or demand for DCT products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the DCT family of products. There can be no assurance that the Company will continue to be successful in developing and marketing the DCT family of products and related services.

   Effective Control By Principal Stockholder

     As of September 30, 2001, Dr. Richard A. Karp beneficially owned 6,087,877 shares or approximately 47% of the Company’s common stock outstanding on such date, which includes 2,286,875 shares beneficially owned as of such date by Ms. Nancy H. Karp. Dr. Karp has voting control through a voting trust, but not dispositive power, with respect to the shares beneficially owned by Ms. Karp. As a result, Dr. Karp has the ability to effectively control matters requiring approval by the stockholders of the Company, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

   Limited Protection of Proprietary Rights; Enforcement of Rights

     The Company’s success and its ability to compete effectively are dependent in part upon its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. To date, the Company has not sought patent protection for its proprietary technology. There can be no assurance that patent protection will not become a more significant factor in the Company’s industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has not federally registered any of its trademarks or copyrights. The Company’s practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of the Company’s trademarks and copyrights would not have a material adverse effect on the Company’s intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to duplicate aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to the Company’s products. The failure of the Company to protect its proprietary technology would have a material adverse effect on the Company’s business, financial condition and results of operations.

   Risks of Third-Party Claims of Infringement

     The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date, the Company has not been subject to claims of infringement or misappropriation of intellectual property by third parties, there can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to the Company and diversion of its personnel, require the Company to develop new technology or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all. Because the Company does not rely on patents to protect its technology, the Company will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. In the event of a successful claim of infringement or misappropriation against the Company and failure or inability of the Company to develop non-infringing technology or license the infringed, misappropriated or similar technology at a reasonable cost, the Company’s business, financial condition and results of operations would be materially adversely affected. In addition, the Company indemnifies its customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for the Company to indemnify a customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

   Risks Relating to Potential Acquisitions

     As part of its business strategy, the Company may make acquisitions of, or significant investments in, companies, products or technologies that it believes are complementary, although no such acquisitions or investments are currently pending. Any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company’s ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired Company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of the integration of new management personnel. The Company has no experience in assimilating acquired companies or product lines into its operations. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with any such acquisitions. Furthermore, future acquisitions by the Company could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company’s business, financial condition and results of operation or on the market price of the Company’s common stock.

   Product Development Risks

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

   Anti-Takeover Effect of Nevada Law and Charter and Bylaw Provisions; Availability of Preferred Stock for Issuance

     Nevada law and the Company’s Articles of Incorporation and Bylaws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of the Company’s common stock. In addition, the Board of Directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to those of the common stock and that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock or rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange Risk and Derivative Financial Instruments

     The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the exposures hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense). To date, the Company has not fully hedged all risk associated with its sales denominated in foreign currencies, and there can be no assurance that the Company’s hedging activities, if any, will be successful.

     At September 30, 2001, the Company had forward exchange contracts and options maturing in fiscal 2002 to sell approximately $6.7 million in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2001 was not material.

     The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations and believes that any such losses would not be material.*

Interest Rate Risk

     The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of September 30, 2001, short-term investments consisted of available-for-sale securities, including those classified as cash equivalents, of $57.1 million (see “Note 2. Balance Sheet Components” in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2001, the decline in the fair value of the portfolio would not be material to our financial position.

GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode	A cell-based network technology protocol that supports simultaneous
(ATM)	transmission of data, voice and video typically at T-1 or higher speeds.

Code Division Multiple Access	A digital wireless technology that uses a modulation technique in which
(CDMA)	many channels are independently coded for transmission over a single wideband channel.

E-1	A digital transmission link used by European carriers to transmit thirty-two 64 Kbps digital channels for voice or data.

Frame Relay	An access standard that employs a form of packet switching to facilitate high-speed data communications.

Global System for Mobile	A digital wireless technology that is widely deployed in Europe and,
Communications (GSM)	increasingly, in other parts of the world.

Graphical User Interface (GUI)	A graphics-based computer interface that usually incorporates icons, pull-down menus and a mouse.

Intelligent Network (IN)	A network that allows functionality to be distributed flexibly to a variety of nodes on and off the network and allows that architecture to be modified to control network services.

Integrated Services Digital	An international telecommunications standard for transmitting voice,
Network (ISDN)	data and video over digital lines at transmission speeds of up to 142
Kbps.

IS-41 (Interim Standard 41)	A signaling protocol used in the North American cellular applications.

Personal Communication Service (PCS)	A digital cellular communication service offered by some North American operators.

Personal Digital Cellular (PDC)	A digital cellular communication service used in Japan.

Protocal	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

T-1	A point-to-point dedicated line with transmission speeds of up to 1.544 Mbps widely used for private networks and high-speed links to the
Internet.

V5	A European standard protocol for the interface between the access network and the carrier switch principally for basic telephony.

Variant	A specific implementation of a protocol, typically unique to a country or region.

X.25	A switched communications protocol that defines how data streams are to be assembled into packets, controlled, routed and protected as they cross a network.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the
Internet.

22

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATAPULT COMMUNICATIONS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Accountants	24
Consolidated Balance Sheets at September 30, 2000 and 2001	25
Consolidated Statements of Income for each of the three years in the period ended
September 30, 2001	26
Consolidated Statements of Stockholders’ Equity for each of the three years in the
period ended September 30, 2001	27
Consolidated Statements of Cash Flows for each of the three years in the period ended
September 30, 2001	28
Notes to Consolidated Financial Statements	29
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes theretom
Supplementary Financial Data (unaudited):
Quarterly Financial Data for the two years ended September 30, 2000 and 2001	39

23

Report of Independent Accountants

To the Board of Directors and Stockholders of
Catapult Communications Corporation

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
October 29, 2001

CATAPULT COMMUNICATIONS CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)

	September 30,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,200	$ 44,202
Short-term investments	43,437	17,274
Accounts receivable, net of allowances of $83 and $73	5,630	7,234
Inventories, net	1,399	1,124
Deferred income taxes	1,263	628
Prepaid expenses	691	398

Total current assets	57,620	70,860
Property and equipment, net	1,529	1,430
Other assets	194	543

Total assets	$ 59,343	$ 72,833

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 862	$ 1,107
Accrued liabilities	5,735	6,027
Deferred revenue	1,859	2,209

Total current liabilities	8,456	9,343

Commitments (Note 6)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized;
none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized;
12,847,977 and 12,990,960 issued and outstanding as at
September 30, 2000 and 2001, respectively	13	13
Additional paid-in capital	20,270	21,758
Deferred compensation	(60)	—
Retained earnings	30,362	41,407
Accumulated other comprehensive income	602	612
Treasury stock, 50,000 shares at cost	(300)	(300)

Total stockholders’ equity	50,887	63,490

Total liabilities and stockholders’ equity	$ 59,343	$ 72,833

The accompanying notes are an integral part of these consolidated financial statements. 25

CATAPULT COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF INCOME (in thousands, except share and per share data)

	Year Ended September 30,
	1999	2000	2001
Revenues:
Product sales	$ 25,505	$ 22,045	$ 34,689
Services	3,450	5,001	5,197

Total revenues	28,955	27,046	39,886

Cost of revenues:
Product sales	2,701	2,209	3,794
Services	945	971	591

Total cost of revenues	3,646	3,180	4,385

Gross profit	25,309	23,866	35,501

Operating expenses:
Research and development	2,777	3,037	4,938
Sales and marketing	5,623	9,427	10,673
General and administrative	2,485	3,703	5,369

Total operating expenses	10,885	16,167	20,980

Operating income	14,424	7,699	14,521
Interest income	1,294	2,674	2,919
Other income (expense), net	(107)	169	(585)

Income before income taxes	15,611	10,542	16,855
Provision for income taxes	6,706	3,976	5,810

Net income	$ 8,905	$ 6,566	$ 11,045

Earnings per share:
Basic	$ 0.75	$ 0.51	$ 0.85

Diluted	$ 0.73	$ 0.50	$ 0.83

Shares used in per share calculation:
Basic	11,874,000	12,801,000	12,933,000

Diluted	12,217,000	13,123,000	13,276,000

The accompanying notes are an integral part of these consolidated financial statements. 26

CATAPULT COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands, except share data)

	Common Stock		Additional Paid-in	Deferred Compen-	Retained	Other Compre- hensive Income	Treasury	Total Stock- holders’	Compre- hensive
	Shares	Amount	Capital	sation	Earnings	(loss)	Stock	Equity	Income
Balance at September 30, 1998	9,992,317	$10	$ —	$(609)	$10,756	$ (7)	$ —	$ 10,150	—
Issuance of common stock from
initial public offering	2,100,000	3	19,154	—	—	—	—	19,157	—
Redeemable common stock	500,000	—	1,065	—	3,935	—	—	5,000	—
Issuance of common stock from
exercise of stock options	147,077	—	130	—	—	—	—	130	—
Purchase of treasury stock	(50,000)	—	—	—	—	—	(300)	(300)	—
Amortization of deferred stock
compensation	—	—	(309)	477	—	—	—	168	—
Currency translation adjustment	—	—	—	—	—	179	—	179	$ 179
Tax benefit from exercise of
stock options	—	—	—	—	200	—	—	200	—
Net income	—	—	—	—	8,905	—	—	8,905	8,905

Balance at September 30, 1999	12,689,394	13	20,040	(132)	23,796	172	(300)	43,589	$ 9,084

Issuance of common stock	158,583	—	230	—	—	—	—	230	—
Amortization of deferred stock
compensation	—	—	—	72	—	—	—	72	—
Currency translation adjustment	—	—	—	—	—	395	—	395	$ 395
Unrealized gain on investments	—	—	—	—	—	35	—	35	35
Net income	—	—	—	—	6,566	—	—	6,566	6,566

Balance at September 30, 2000	12,847,977	13	20,270	(60)	30,362	602	(300)	50,887	$ 6,996

Issuance of common stock	142,983	—	969	—	—	—	—	969	—
Amortization of deferred
stock compensation	—	—	—	60	—	—	—	60	—
Currency translation adjustment	—	—	—	—	—	(43)	—	(43)	$ (43)
Unrealized gain on investments	—	—	—	—	—	53	—	53	53
Tax benefit from exercise of
stock options	—	—	519	—	—	—	—	519	—
Net income	—	—	—	—	11,045	—	—	11,045	11,045

Balance at September 30, 2001	12,990,960	$13	$ 21,758	$ —	$41,407	$ 612	$(300)	$ 63,490	$ 11,055

The accompanying notes are an integral part of these consolidated financial statements. 27

CATAPULT COMMUNICATIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended September 30,
	1999	2000	2001
Cash flows from operating activities:
Net income	$ 8,905	$ 6,566	$ 11,045
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	393	468	731
Amortization of deferred stock compensation	169	72	60
Deferred income taxes	(512)	(373)	635
Gain on sale of property and equipment	(4)	—	(7)
Tax benefit from exercise of stock options	—	—	519
Change in assets and liabilities:
Accounts receivable	(3,845)	222	(1,604)
Inventories	(93)	(694)	275
Prepaid expenses	(254)	(342)	293
Other assets	149	25	(349)
Accounts payable	(338)	418	245
Accrued liabilities	2,443	953	292
Deferred revenue	630	7	350

Net cash provided by operating activities	7,643	7,322	12,485

Cash flows from investing activities:
Sale and maturities of short-term investments	17,844	84,449	109,259
Purchase of short-term investments	(50,886)	(94,683)	(83,043)
Purchase of property and equipment, net	(510)	(999)	(625)

Net cash provided (used) by investing activities	(33,552)	(11,233)	25,591

Cash flows from financing activities:
Proceeds from public offering, net	19,157	—	—
Proceeds from issuance of common stock	130	230	969
Purchase of treasury stock	(300)	—	—

Net cash provided by financing activities	18,987	230	969
Effect of exchange rate changes	179	395	(43)

Net increase (decrease) in cash and cash equivalents	(6,743)	(3,286)	39,002
Cash and cash equivalents, beginning of year	15,229	8,486	5,200

Cash and cash equivalents, end of year	$ 8,486	$ 5,200	$ 44,202

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 4,033	$ 2,246	$ 5,307

The accompanying notes are an integral part of these consolidated financial statements. 28

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K., Catapult Communications International Limited and ISDN Technologies, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

     The Company maintains its cash in bank deposit accounts at high credit, quality financial institutions in the United States, Japan, the United Kingdom, Ireland and Canada.

     Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market instruments.

Short-Term Investments

     Short-term investments are investments with original maturity between 91 days and one year. The Company’s short-term investments are placed in portfolios managed by three professional money management firms. At September 30, 2001, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

     At September 30, 2001, the Company’s short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheet. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income.

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

Foreign Currency Translations

     Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

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

     At September 30, 2001, the Company had forward exchange contracts and options maturing in fiscal 2002 to sell approximately $6.7 million in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2001 was not material.

Fair Value

     The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the company’s cash, cash equivalents and short-term investments are managed or held by seven financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Year ended September 30,
	1999	2000	2001
Customer A	—	23%	—
Customer B	14%	12%	15%
Customer C	12%	—	16%
Customer D	58%	—	—
Customer E	—	—	16%
Customer F	—	—	11%

     At September 30, 2000, three customers accounted for 32%, 15%, and 14% of total accounts receivable, respectively. At September 30, 2001, three customers accounted for 28%, 23%, and 19% of total accounts receivable, respectively.

Inventories

     Inventories are stated at the lower of cost or market, using the first-in first-out (“FIFO”) method.

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

Warranty

     The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on the Company’s historical experience.

Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized, either through the generation of future taxable income or through carryback potential.

Stock-based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. The Company also complies with the disclosure provisions of SFAS (“Statement of Financial Accounting Standard”) No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

Earnings per Share

     The Company has presented earnings per share for all periods in accordance with SFAS No. 128 (“SFAS 128”), “Earnings per Share.” SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common share equivalents (options) issued (using the treasury stock method). The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

	Year ended September 30,
	1999	2000	2001
	(in thousands, except share and per share data)

Net income	$ 8,905	$ 6,566	$ 11,045

Weighted average shares outstanding	11,874,000	12,801,000	12,933,000
Dilutive options	343,000	322,000	343,000

Weighted average shares assuming dilution	12,217,000	13,123,000	13,276,000

Earnings per share:
Basic	$ 0.75	$ 0.51	$ 0.85
Diluted	$ 0.73	$ 0.50	$ 0.83
Diluted earnings per share do not include the effect of the following anti-dilutive common equivalent shares:

	Year ended September 30,
	1999	2000	2001
Common stock options	—	290,000	17,000

Comprehensive Income

     As of October 1, 1998, the Company adopted SFAS No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” SFAS 130 requires separate reporting of comprehensive income which is “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.”

     The accumulated balances for each component of accumulated other comprehensive income are as follows:

	Year ended September 30,
	2000	2001
Unrealized holding gain on investments	$ 35,000	$ 88,000
Foreign exchange translation adjustments	567,000	524,000

	$602,000	$612,000

32

Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” which supersedes APB Opinion No. 16, “Business Combinations”. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supersedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. Theses assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill. The adoption of SFAS 142 is not expected to have a material impact on the Company’s financial statements.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and certain provisions of APB Opinion No. 30, “Reporting Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material impact on the Company’s financial statements.

     In various areas, including revenue recognition, accounting standards and practices continue to evolve. The FASB’s Emerging Issues Task Force continues to address revenue related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance, as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company’s future accounting for its operations.

NOTE 2—BALANCE SHEET COMPONENTS

	Year ended September 30,
	2000		2001
	(in thousands)
Short-term investments and cash equivalents:	Cost	Market value	Cost	Market value
U.S. government, corporations and agencies	$10,064	$10,071	$10,823	$10,873
Commercial paper	32,543	32,570	27,953	27,991
State and municipal securities	795	796	18,251	18,251

	$43,402	$43,437	57,027	$57,115

33

     At September 30, 2001, investments with maturities less than 3 months, totaling approximately $39.8 million, have been classified as cash equivalents. Unrealized gains on short-term investments were $35,000 and $88,000 as at September 30, 2000 and 2001, respectively.

	Year ended September 30,
	2000	2001
	(in thousands)
Inventories:
Raw materials	$ 1,223	$ 1,074
Work-in-process	93	6
Finished goods	83	44

	$ 1,399	$ 1,124

Property and equipment:
Equipment	$ 2,324	$ 2,630
Leasehold improvements	1,045	1,045

	3,369	3,675
Less accumulated depreciation and amortization	(1,840)	(2,245)

	$ 1,529	$ 1,430

Accrued liabilities:
Payroll and related expenses	$ 1,992	$ 1,911
Income taxes payable	2,870	2,761
Other	873	1,355

	$ 5,735	$ 6,027

NOTE 3—INCOME TAXES

     Consolidated income before income taxes includes non-U.S. income of approximately $227,000, $681,000 and $7.7 million in fiscal 1999, 2000 and 2001, respectively.

     The provision for income taxes consists of the following:

	Year ended September 30,
	1999	2000	2001
	(in thousands)
Current:
U.S. federal	$ 6,024	$ 3,546	$3,269
State	793	516	503
Foreign	401	260	1,676

	7,218	4,322	5,448

Deferred:
U.S. federal	(282)	(340)	308
State	(80)	(6)	54
Foreign	(150)	—	—

	(512)	(346)	362

	$ 6,706	$ 3,976	$5,810

34

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year ended September 30,
	1999	2000	2001
Tax at federal rate	35%	35%	35%
State taxes, net of federal benefit	5	3	3
Excess foreign tax rate	1	—	(2)
Other	2	—	(1)

	43%	38%	35%

Deferred tax assets consist of the following:

	Year ended September 30,
	2000	2001
	(in thousands)
Accruals and reserves	$ 928	$ 715
Foreign net operating losses	262	102
Current and deferred state taxes	—	104
Other	335	82

Total	1,525	1,003
Valuation allowance	(262)	(102)

	1,263	901
Less: Non-current portion	—	273

	$ 1,263	$ 628

     The company had foreign net operating losses of $790,000 at September 30, 2000 and $310,000 at September 30, 2001. A full valuation allowance was recorded against the foreign net operating losses.

     U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $4.6 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

NOTE 4—STOCKHOLDERS’ EQUITY

Redeemable Securities

     In connection with the settlement on June 10, 1998 of claims by an officer and director for compensation for past services rendered to the Company, the Company agreed that, if it did not complete its planned initial public offering by December 31, 1998, it would repurchase common stock held by this individual at a rate of up to 50,000 shares per annum, in quarterly installments of up to 12,500 shares, beginning on March 31, 1999, until the earliest of certain events, including the cumulative receipt of $5 million by the individual from sales of the individual’s stock, an initial public offering of stock by the Company, an acquisition of the Company or 12 years from March 31, 1999. The repurchase price was the fair market value of the shares as determined by the Board of Directors.

     As a result of this agreement, 500,000 shares of common stock with a fair market value of $5 million, based on the assumed fair market value at the date of the agreement of $10 per share, are reflected as redeemable securities beginning as of the date of this settlement. As a result of the Company’s initial public offering, such shares are no longer redeemable and have been reclassified as equity.

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

Stock Option Plans

     At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”) and the UK Executive Share Option Scheme (the “UK Scheme”), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”) which provided for the issuance of an additional 1,800,000 stock options. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the option shares six months after the option grant date and then at a rate of 1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of 1/36th of the option shares per month following twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan and the UK Scheme have been terminated as to future grants.

     In the years ended September 30, 1997 and 1998, the Company recorded deferred compensation expense of approximately $216,000 and $589,000, respectively, related to the issuance of stock options at prices subsequently determined to be below fair market value. These expenses were amortized over a period of four years from the date of option issuance.

     Information with respect to stock option activity from September 30, 1998 through September 30, 2001 is set forth below:

	Number of Options Outstanding	Weighted Average Exercise Price
Balance, September 30, 1998	700,450	$ 1.04
Options granted	273,014	$16.14
Options exercised	(147,077)	$ 0.88
Options canceled	(117,435)	$ 2.31

Balance, September 30, 1999	708,952	$ 6.68
Options granted	270,037	$11.98
Options exercised	(142,463)	$ 0.93
Options canceled	(18,266)	$ 9.09

Balance, September 30, 2000	818,260	$ 9.62
Options granted	358,741	$16.98
Options exercised	(124,339)	$ 6.06
Options canceled	(19,116)	$12.43

Balance, September 30, 2001	1,033,546	$12.39

As of September 30, 2001, 919,479 options remained available for grant. 36

As of September 30, 2001, the options outstanding and exercisable are presented below:

	Options Outstanding at September 30, 2001			Options Exercisable at September 30, 2001
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.23 - $ 1.27	209,700	4.1	$ 0.59	209,512	$ 0.59
$ 2.40 - $12.75	225,707	8.4	$10.19	69,930	$ 9.20
$13.13 - $15.63	251,587	9.1	$15.55	35,301	$15.45
$15.88 - $18.63	259,727	8.4	$17.65	84,814	$17.48
$19.25 - $25.10	86,825	8.5	$21.77	24,272	$20.15

	1,033,546	7.7	$12.39	423,829	$ 7.75

Fair Value Disclosures

The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below.

	1999	2000	2001
Dividend yield	0.0%	0.0%	0.0%
Expected life of option	5.0 years	5.0 years	3.1 years
Risk-free interest rate	5.50%	5.90%	4.92%
Expected volatility	50.0%	50.0%	50.0%

The weighted average fair values of options granted during 1999, 2000 and 2001 were as follows:

Year Ended September 30, 1999	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price equal to market value	$16.14	$12.87

Year Ended September 30, 2000	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price equal to market value	$11.98	$6.04

Year Ended September 30, 2001	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price equal to market value	$16.98	$6.48

     Had compensation cost been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, the Company’s pro forma net income and pro forma basic and diluted earnings per share for fiscal 1999 would have been $8,670,000, or $0.73 per share and $0.70 per share, respectively and for fiscal 2000 would have been $6,082,000, or $0.48 per share and $0.46 per share, respectively and for fiscal 2001 would have been $10,079,000 or $0.78 per share and $0.76, respectively. Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Employee Stock Purchase Plan

     In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 16,120 shares and 18,644 shares were issued under the Purchase Plan in the years ended September 30, 2000 and 2001, respectively. No shares were issued under the Purchase Plan in the year ended September 30, 1999.

NOTE 5—PROFIT-SHARING AND 401-K PLANS

     The Company maintains a qualified profit-sharing plan for eligible employees. Contributions to the profit-sharing plan are discretionary and are determined by the Board of Directors. There were no contributions to the plan for the years ended September 30, 1999, 2000 and 2001.

     The Company operates a 401-K plan for its employees and since fiscal 1999 has matched employee contributions to a certain level. Total contributions by the Company to the 401-K plan in the years ended September 30, 1999, 2000 and 2001 were $42,000, $67,000 and $76,000, respectively.

NOTE 6—COMMITMENTS

     The Company leases its facility in Mountain View, California under non-cancelable operating lease agreements that expire in 2005. The lease agreements provide for minimum annual rent of $305,000. Under these agreements, the Company pays certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. The Company recognizes rent expense on a straight-line basis over the lease period. The Company leases other facilities in Illinois, Texas, North Carolina, Canada, Japan, the United Kingdom, France, Finland and Germany under leases with the longest term expiring in 2009.

     Rent expense for all facilities for the years ended September 30, 1999, 2000 and 2001 was approximately $426,000, $641,000 and $816,000, respectively.

     Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2001 are as follows (in thousands):

2002	932
2003	738
2004	477
2005	212
2006	103
Thereafter	282

$2,744

NOTE 7—SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131 (“SFAS 131”), “Disclosures About Segments of an Enterprise and Related Information.” The statement requires the Company to report certain financial information about operating segments. It also requires that the Company report certain information about its services, the geographic areas in which it operates and its major customers. The method specified in SFAS 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

The Company’s principal geographical area of operations, sales, income and assets by region for each fiscal year end were as follows (in thousands):

	North America	UK & Europe	Japan	Consolidated Total
1999

Sales to unaffiliated customers	$ 6,383	$ 3,024	$19,548	$28,955
Net income	8,929	(287)	263	8,905
Identifiable assets	42,423	2,185	6,059	50,667

2000

Sales to unaffiliated customers	8,761	4,885	13,400	27,046
Net income	6,354	(207)	419	6,566
Identifiable assets	51,258	4,760	3,325	59,343

2001

Sales to unaffiliated customers	12,380	9,519	17,987	39,886
Net income	5,091	4,952	1,002	11,045
Identifiable assets	59,263	11,085	2,485	72,833

     The result of operations by geographic region includes significant sales from the United States to the Company’s foreign locations at agreed upon transfer prices. Transfers to other geographic regions from the United States for the years ended September 30, 1999, 2000 and 2001 were $15.6 million, $13.0 million and $15.8 million, respectively.

Supplementary Financial Data

Quarterly Financial Data (unaudited)
Consolidated Statements of Income Data:

	Quarter Ended
	(in thousands, except per share data)
	Dec. 31, 1999	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000
Revenues	$4,984	$6,691	$7,507	$7,864
Gross profit	4,212	6,002	6,666	6,986
Operating income	910	1,984	2,552	2,253
Net income	$ 817	$1,601	$2,074	$2,074
Earnings per share:
Basic	$ 0.06	$ 0.13	$ 0.16	$ 0.16
Diluted	$ 0.06	$ 0.12	$ 0.16	$ 0.16

	Dec. 31, 2000	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001
Revenues	$9,735	$10,741	$9,527	$9,883
Gross profit	8,906	9,496	8,292	8,807
Operating income	4,165	4,049	3,096	3,211
Net income	$3,152	$ 2,943	$2,456	$2,494
Earnings per share:
Basic	$ 0.24	$ 0.23	$ 0.19	$ 0.19
Diluted	$ 0.24	$ 0.22	$ 0.18	$ 0.19

39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

     Not applicable.

PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for January 22, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the directors of the Company is incorporated by reference to the information under the heading “Election of Directors” in the Registrant’s Proxy Statement.

     Information regarding the executive officers of the Company is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Executive Officers of the Company.”

     Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation” and “Certain Transactions” in the Registrant’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information under the heading “Security Ownership of Principal Stockholders and Management” in the Registrant’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information under the caption “Certain Transactions” in the Registrant’s Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 23 of this report.

2.	Financial Statement Schedules

Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 23 of this report. 40

3.	Exhibits

The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
2.1 (1)	Agreement and Plan of Merger dated June 10, 1998 between Catapult Communications
Corporation, a California corporation, and Registrant.
3.1 (1)	Articles of Incorporation of Registrant.
3.2 (1)	Bylaws of Registrant.
9.1 (1)	Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.3 (2)	1989 Stock Option Plan and related agreements.
10.4 (1)(2)	UK Executive Share Option Scheme and related agreements.
10.5 (2)	1998 Stock Plan and related agreements.
10.6 (1)(2)	1998 Employee Stock Purchase Plan and related agreements.
10.8	Lease for office space located at 160 Whisman Road, Mountain View, CA.
10.9 (1)	Form of Software Support Agreement.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to
Financial Statements).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants (see page 43)
24.1	Power of Attorney (see page 42)

The Company will mail a copy of any exhibit listed above for a nominal fee to any shareholder upon written request.

(b) Reports on Form 8-K

     No report on Report Form 8-K was filed during the last quarter of the fiscal year ended September 30, 2001.

(1)	Incorporated by reference to exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-56627), which was declared effective on February 10, 1999.

(2)	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

41

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2001	CATAPULT COMMUNICATIONS CORPORATION By: /s/ RICHARD A. KARP Richard A. Karp Chief Executive Officer & Chairman of the Board

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ RICHARD A. KARP ——————————————— (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 14, 2001

/S/ CHRISTOPHER A. STEPHENSON ——————————————— (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 14, 2001

/S/ CHARLES L. WAGGONER ——————————————— (Charles L. Waggoner)	Director	December 14, 2001

/S/ JOHN M. SCANDALIOS ——————————————— (John M. Scandalios)	Director	December 14, 2001

/S/ NANCY H. KARP ——————————————— (Nancy H. Karp)	Director	December 14, 2001

/S/ HENRY P. MASSEY JR. ——————————————— (Henry P. Massey Jr.)	Director	December 14, 2001

42