Form 10-Q
period 2001-12-31
CATAPULT COMMUNICATIONS CORP
filed 2002-02-13
CIK 1063085

FORM 10-Q

UNITED STATES>SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001 OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24701 CATAPULT COMMUNICATIONS CORPORATION (Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0086010 (I.R.S. Employer Identification Number)

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

     As of January 31, 2002, there were 13,042,547 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATIONFORM 10-Q

INDEX

Part I—Financial Information	Page

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at December 31, 2001 and September 30, 2001	3

Condensed Consolidated Statements of Income for the three months ended
December 31, 2001 and 2000	4

Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 2001 and 2000	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Part II—Other Information

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16
2

Part I. Financial Information Item 1. Financial Statements CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

	December 31, 2001	September 30, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$ 46,472	$ 44,202
Short-term investments	16,392	17,274
Accounts receivable, net	8,817	7,234
Inventories	1,032	1,124
Deferred income taxes	628	628
Prepaid expenses and other current assets	368	398

Total current assets	73,709	70,860
Property and equipment, net	1,418	1,430
Other assets	489	543

Total assets	$ 75,616	$ 72,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 608	$ 1,107
Accrued liabilities	5,829	6,027
Deferred revenue	1,927	2,209

Total current liabilities	8,364	9,343

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	22,427	21,758
Deferred compensation	(138)	—
Treasury stock (50,000 shares at cost)	(300)	(300)
Accumulated other comprehensive income	481	612
Retained earnings	44,769	41,407

Total stockholders’ equity	67,252	63,490

Total liabilities and stockholders’ equity	$ 75,616	$ 72,833

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	Three Months Ended December 31,
	2001	2000

Revenues:
Product sales	$ 9,526	$ 8,372
Services	1,357	1,363

Total revenues	10,883	9,735

Cost of revenues:
Product sales	614	679
Services	263	150

Total cost of revenues	877	829

Gross profit	10,006	8,906

Operating expenses
Research and development	1,638	979
Sales and marketing	2,774	2,525
General and administrative (including
stock-based compensation expense of $6
and $15)	1,179	1,237

Total operating expenses	5,591	4,741

Operating income	4,415	4,165

Interest income	433	775
Other expense	(178)	(91)

Income before income taxes	4,670	4,849

Provision for income taxes	1,308	1,697

Net income	$ 3,362	$ 3,152

Earnings per share:
Basic	$ 0.26	$ 0.24

Diluted	$ 0.25	$ 0.24

Shares used in per share calculation:
Basic	13,008	12,870

Diluted	13,353	13,178

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three Months Ended December 31,
	2001	2000

Cash flows from operating activities:
Net income	$ 3,362	$ 3,152
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	189	150
Amortization of deferred stock compensation	6	18
Change in current assets and liabilities:
Accounts receivable	(1,583)	1,874
Inventories	92	(115)
Prepaid expenses and other current assets	30	43
Other assets	54	(350)
Accounts payable	(499)	(103)
Accrued liabilities	(198)	666
Deferred revenue	(282)	76

Net cash provided by operating activities	1,171	5,411

Cash flows from investing activities:
Sales (Purchases) of investments, net	844	(8,756)
Purchases of property and equipment	(177)	(148)

Net cash provided (used) by investing activities	667	(8,904)

Cash flows from financing activities:
Proceeds from issuance of common stock	525	121

Net cash provided by financing activities	525	121

Effect of exchange rate changes on cash	(93)	(82)

Increase (decrease) in cash and cash equivalents	2,270	(3,454)

Cash and cash equivalents, beginning of period	44,202	5,200

Cash and cash equivalents, end of period	$ 46,472	$ 1,746

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

     Catapult Communications Corporation (the “Company”) designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom and Europe, Australia and Japan. The Company conducts its business within one industry segment.

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2001, and filed with the Securities and Exchange Commission. The unaudited financial statements as of December 31, 2001, and for the three months ended December 31, 2001 and 2000, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2 —RECENTLY ISSUED ACCOUNTING STANDARDS

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

	Three Months Ended December 31,
	2001	2000

	(in thousands, except per share data)

Net income	$ 3,362	$ 3,152

Weighted average shares outstanding	13,008	12,870
Dilutive options	345	308

Weighted average shares assuming dilution	13,353	13,178

Earnings per share:
Basic	$ 0.26	$ 0.24

Diluted	$ 0.25	$ 0.24

Antidilutive common equivalent shares
excluded in calculating diluted earnings
per share	33	410

NOTE 4—COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows:

	Three Months Ended December 31,
	2001	2000

	(in thousands)

Net income	$ 3,362	$ 3,152
Currency translation adjustment	(93)	(82)
Unrealized gain (loss) on investments	(38)	25

Comprehensive income	$ 3,231	$ 3,095

NOTE 5—INVENTORIES (in thousands)

	December 31, 2001	September 30, 2001

	(in thousands)

Raw Materials	$ 953	$1,074
Work-in-process	22	6
Finished goods	57	44

	$1,032	$1,124

7

NOTE 6 —SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, sales, income and assets by region for the current and previous three month periods ended December 31 were as follows (in thousands):

	North America	UK & Europe	Japan	Consolidated Total

Three Months Ended December 31, 2001
Sales to unaffiliated customers	$ 926	$ 5,013	$4,944	$10,883
Net income (loss)	(548)	3,836	74	3,362

Identifiable Assets at December 31, 2001	$ 62,291	$ 12,506	$ 819	$75,616

Three Months Ended December 31, 2000
Sales to unaffiliated customers	$ 4,364	$ 1,067	$4,304	$ 9,735
Net income (loss)	3,008	(160)	304	3,152

Identifiable Assets at September 30, 2001	$ 59,263	$ 11,085	$2,485	$72,833

     The result of operations by geographic region includes significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data”and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for 2001.

Forward-looking Statements

     The following discussion contains statements that are not historical facts but are forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as “intended,”“expects,”“anticipates”and “is (or are) expected (or anticipated).”These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and the Company’s stockholders should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Factors That May Affect Future Results.”

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

	Three Months Ended December 31,
	2001	2000

Revenues:
Product sales	87.5%	86.0%
Services	12.5	14.0

Total revenues	100.0	100.0

Cost of revenues:
Product sales	5.7	7.0
Services	2.4	1.5

Total cost of revenues	8.1	8.5

Gross margin	91.9	91.5
Operating expenses:
Research and development	15.0	10.1
Sales and marketing	25.5	25.9
General and administrative	10.8	12.7

Total operating expenses	51.3	48.7

Operating income	40.6	42.8
Interest income	4.0	7.9
Other expense	(1.7)	(0.9)

Income before taxes	42.9	49.8
Provision for taxes	12.0	17.4

Net income	30.9%	32.4%

Gross margin on product sales	93.6%	91.9%
Gross margin on services	80.6%	89.0%

9

Comparison of the Three Month Periods Ended December 31, 2001 and 2000

   Revenues

     Revenues increased by approximately 12% from $9.7 million for the three months ended December 31, 2000 to $10.9 million for the three months ended December 31, 2001. Over the same period, product sales increased by approximately 14% from $8.4 million to $9.5 million. Services revenue remained at approximately $1.4 million. The increase in product sales was primarily attributable to the results generated from the Company’s increased focus on test systems for the third generation (3G) digital cellular market.

   Cost of Revenues

     Cost of product sales consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of sales increased approximately 6% from $829,000 for the three months ended December 31, 2000 to $877,000 for the three months ended December 31, 2001. Over the same period, the cost of product sales decreased by approximately 10%. Gross margin for product sales increased from 92% to 94% over this same period due to a more favorable product mix. Cost of services increased by approximately 75% from $150,000 for the three months ended December 31, 2000 to $263,000 for the three months ended December 31, 2001 due to an increase in customer service personnel. Over the same period, gross margin on services decreased from 89% to 81%.

   Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 67% from $979,000 for the three months ended December 31, 2000 to $1.6 million for the three months ended December 31, 2001. As a percentage of total revenues, research and development expenses increased from 10% to 15% over the same period. The increase in absolute dollars was due primarily to an increase in personnel in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

   Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 10% from $2.5 million for the three months ended December 31, 2000 to $2.8 million for the three months ended December 31, 2001. As a percentage of total revenues, sales and marketing expenses was at 26% for the three months ended December 31, 2000 and 2001. The increase of $249,000 was due primarily to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company’s sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

   General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses were $1.2 million for the three months ended December 31, 2000 and 2001. As a percentage of total revenues, general and administrative expenses decreased from 13% to 11% over the same period.

   Interest Income

     Interest income consists primarily of interest earned on cash and cash equivalents and short-term investments. Interest income decreased from $775,000 for the three months ended December 31, 2000 to $433,000 for the three months ended December 31, 2001. Although the Company had higher invested balances during the three months ended December 31, 2001 compared to the three months ended December 31, 2000, the decrease in prevailing interest rates significantly reduced earnings on the Company’s investments.

   Other Income (Expense), net

     Other income (expense) primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense increased from $91,000 for the three months ended December 31, 2000 to $178,000 for the three months ended December 31, 2001 due to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar.

   Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 35.0% for the three months ended December 31, 2000 and 28.0% for the three months ended December 31, 2001. The decrease in the consolidated tax rate reflects changes in the levels of pretax profits in the countries in which the Company and its subsidiaries are registered together with changes in the tax rates in those countries. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.

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

     The Company’s operating activities provided cash of $1.2 million and $5.4 million in the three month periods ended December 31, 2001 and 2000, respectively. The cash provided by the Company’s operations for the three months ended December 31, 2001 was primarily attributable to net income and partially offset by an increase in accounts receivable that reflected primarily timing of invoicing. Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $667,000 in the three months ended December 31, 2001 and used cash of $8.9 million in the three months ended December 31, 2000. Cash flows from financing activities for the three months ended December 31, 2001 and 2000 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

     As of December 31, 2001, the Company had working capital of $65.3 million, cash and cash equivalents of $46.5 million and short-term investments of $16.4 million. As of December 31, 2001, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. The Company expects that capital expenditures during fiscal 2002 will remain at the fiscal 2001 levels with expenditures primarily in support of the Company’s research and development activities.*

     The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

     The Company’s revenues in any period generally have been, and are likely to continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on the Company’s quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. See “Dependence on Limited Number of Customers”below. The Company’s products generally are shipped within 15 to 30 days after orders are received and revenues are recognized upon installation of the products, provided no significant vendor obligations remain and collection of the related receivable is deemed probable. As a result, the Company generally does not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.

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

   Dependence on Limited Number of Customers

     The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the three months ended December 31, 2001, the Company’s top four customers represented approximately 69% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

   Risks Associated with International Sales and Operations

     Company revenues from international customers were approximately 91% during the three months ended December 31, 2001. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the three months ended December 31, 2001 a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     The Company’s test systems currently operate only on the UNIX operating system. The Company’s current and prospective customers may require other operating systems to be used in their telecommunications test systems, such as Windows 2000 or Windows XP or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     At December 31, 2001 the Company had forward exchange contracts maturing in fiscal 2002 to sell approximately $0.7 million in Japanese Yen and options maturing in fiscal 2002 to sell $2.2 million in Japanese Yen. The fair market value of the contracts and options at December 31, 2001 was not material.

     The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

     Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption “Factors That May Affect Future Results”in the Company’s Annual Report on Form 10-K for 2001.

Part II. Other Information

Item 1.	Legal Proceedings

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operation or cash flows. From time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third party trademarks and other intellectual property rights against our licensees or us. Third party claims, like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially affect our business, financial condition, results of operations and cash flows.

Item 2.	Changes in Securities and Use of Proceeds

Inapplicable

Item 3.	Defaults Upon Senior Securities

Inapplicable

Item 4.	Submission of Matters to a Vote of Security Holders

Inapplicable

Item 5.	Other Information

Inapplicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Inapplicable

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2002	CATAPULT COMMUNICATIONS CORPORATION By: /s/ Chris Stephenson —————————————— Chris Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)
16