Form 10-Q
period 2002-03-31
CATAPULT COMMUNICATIONS CORP
filed 2002-04-30
CIK 1063085

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002 OR

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

     As of March 31, 2002, there were 13,043,324 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION FORM 10-Q

INDEX

Part I—Financial Information	Page

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2002 and September 30, 2001	3

Condensed Consolidated Statements of Income for the three and six months ended
March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows for the six months ended
March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Part II—Other Information

Item 1. Legal Proceedings	17

Item 2. Changes in Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

Signatures	18
2

Part I. Financial Information Item 1. Financial Statements CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)

	March 31, 2002	September 30, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$ 24,580	$ 44,202
Short-term investments	43,767	17,274
Accounts receivable, net	10,275	7,234
Inventories	1,032	1,124
Deferred income taxes	628	628
Prepaid expenses and other current assets	934	398

Total current assets	81,216	70,860
Property and equipment, net	1,276	1,430
Other assets	504	543

Total assets	$ 82,996	$ 72,833

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$ 895	$ 1,107
Accrued liabilities	8,625	6,027
Deferred revenue	2,609	2,209

Total current liabilities	12,129	9,343

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	22,433	21,758
Deferred compensation	(129)	—
Treasury stock (50,000 shares at cost)	(300)	(300)
Accumulated other comprehensive income	354	612
Retained earnings	48,496	41,407

Total stockholders’ equity	70,867	63,490

Total liabilities and stockholders’ equity	$ 82,996	$ 72,833

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share data) (unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2002	2001	2002	2001

Revenues:
Product sales	$ 10,573	$ 9,440	$ 20,099	$ 17,812
Services	1,554	1,301	2,911	2,664

Total revenues	12,127	10,741	23,010	20,476

Cost of revenues:
Product sales	803	1,105	1,417	1,784
Services	275	140	538	290

Total cost of revenues	1,078	1,245	1,955	2,074

Gross profit	11,049	9,496	21,055	18,402

Operating expenses:
Research and development	1,807	1,255	3,445	2,234
Sales and marketing	2,696	2,710	5,470	5,235
General and administrative	1,636	1,482	2,815	2,719

Total operating expenses	6,139	5,447	11,730	10,188

Operating income	4,910	4,049	9,325	8,214

Interest income	323	893	756	1,668
Other expense, net	(56)	(414)	(234)	(505)

Income before income taxes	5,177	4,528	9,847	9,377
Provision for income taxes	1,450	1,585	2,758	3,282

Net income	$ 3,727	$2,943	$7,089	$6,095

Earnings per share:
Basic	$ 0.29	$ 0.23	$ 0.54	$ 0.47

Diluted	$ 0.28	$ 0.22	$ 0.53	$ 0.46

Shares used in per share calculation:
Basic	13,044	12,919	13,026	12,894

Diluted	13,393	13,438	13,373	13,287

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

CATAPULT COMMUNICATIONS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$ 7,089	$ 6,095
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	380	313
Amortization of deferred stock compensation	15	35
Gain on sale of property and equipment	—	(9)
(Gain) loss on sale of short-term investments	4	(30)
Change in assets and liabilities:
Accounts receivable	(3,041)	(3,526)
Inventories	92	(355)
Prepaid expenses and other current assets	(536)	22
Other assets	39	(374)
Accounts payable	(212)	71
Accrued liabilities	2,598	(51)
Deferred revenue	400	1,265

Net cash provided by operating activities	6,828	3,456

Cash flows from investing activities:
Sales (purchases) of investments, net	(26,664)	10,589
Purchases of property and equipment	(226)	(245)

Net cash provided by (used in) investing activities	(26,890)	10,344

Cash flows from financing activities:
Proceeds from issuance of common stock	531	426

Net cash provided by financing activities	531	426

Effect of exchange rate changes on cash	(91)	(188)

Increase (decrease) in cash and cash equivalents	(19,622)	14,038

Cash and cash equivalents, beginning of period	44,202	5,200

Cash and cash equivalents, end of period	$ 24,580	$ 19,238

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

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2001, and filed with the Securities and Exchange Commission. The unaudited financial statements as of March 31, 2002, and for the three and six months ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

      The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

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

6

   Foreign Currency Translations

     Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies because the majority of their revenues, expenses, assets and liabilities are denominated in those local currencies. In consolidation, assets and liabilities are translated at period-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders' equity. Only gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

   Foreign Exchange Risk and Derivative Financial Instruments

     The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes.

   Use of estimates; allowance for doubtful accounts

     The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company specifically analyzes accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance as of March 31, 2002 was $10.3 million, net of allowance for doubtful accounts of $0.1 million.

   Accounting for income taxes

     As part of the process of preparing consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

NOTE 3—RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 4—BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three months ended		Six months ended
	March 31,		March 31,
	2002	2001	2002	2001

	(in thousands, except per share data)
Net income	$ 3,727	$ 2,943	$ 7,089	$ 6,095

Weighted average shares outstanding	13,044	12,919	13,026	12,894
Dilutive options	349	519	347	393

Weighted average shares assuming dilution	13,393	13,438	13,373	13,287

Earnings per share:
Basic	$ 0.29	$ 0.23	$ 0.54	$ 0.47

Diluted	$ 0.28	$ 0.22	$ 0.53	$ 0.46

Antidilutive common equivalent shares
excluded in calculating diluted earnings
per share	—	—	—	69

NOTE 5—COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Six months ended
	March 31,		March 31,
	2002	2001	2002	2001

Net income	$ 3,727	$ 2,943	$ 7,089	$ 6,095
Currency translation adjustment	(74)	(105)	(167)	(188)
Unrealized gain on investment	(53)	(56)	(91)	(30)

Comprehensive income	$ 3,600	$ 2,782	$ 6,831	$ 5,877

NOTE 6—INVENTORIES (in thousands)

	March 31, 2002	September 30, 2001

Raw Materials	$ 950	$1,074
Work-in-process	52	6
Finished goods	30	44

	$1,032	$1,124

8

NOTE 7—SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, sales, income and assets by region for the six month periods ended March 31, 2002 and 2001 were as follows (in thousands):

	North America	UK & Europe	Japan	Consolidated Total

Six months ended March 31, 2002
Sales to unaffiliated customers	$ 3,054	$ 8,898	$11,058	$23,010
Net income (loss)	(965)	7,812	242	7,089

Identifiable Assets at March 31, 2002	$ 69,097	$ 9,606	$ 4,293	$82,996

Six months ended March 31, 2001
Sales to unaffiliated customers	$ 7,037	$ 2,663	$10,776	$20,476
Net income	4,376	1,079	640	6,095

Identifiable assets at March 31, 2001	$ 57,311	$ 3,872	$ 5,783	$66,966

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

	For the three months ended		For the six months ended
	March 31,		March 31,
	2002	2001	2002	2001

Revenues:
Product sales	87.2%	87.9%	87.3%	87.0%
Services	12.8	12.1	12.7	13.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Product sales	6.6	10.3	6.2	8.7
Services	2.3	1.3	2.3	1.4

Total cost of revenues	8.9	11.6	8.5	10.1

Gross profit	91.1	88.4	91.5	89.9

Operating expenses:
Research and development	14.9	11.7	15.0	10.9
Sales and marketing	22.2	25.2	23.8	25.6
General and administrative	13.5	13.8	12.2	13.3

Total operating expenses	50.6	50.7	51.0	49.8

Operating income	40.5	37.7	40.5	40.1
Interest income	2.7	8.3	3.3	8.1
Other expense, net	(0.5)	(3.9)	(1.0)	(2.5)

Income before income taxes	42.7	42.2	42.8	45.8
Provision for income taxes	12.0	14.8	12.0	16.0

Net income	30.7%	27.4%	30.8%	29.8%

Gross margin on product sales	92.4%	88.3%	92.9%	90.0%

Gross margin on services	82.3%	89.2%	81.5%	89.1%

10

Comparison of the Three Month Periods Ended March 31, 2002 and 2001

   Revenues

     Revenues increased by approximately 13% from $10.7 million for the three months ended March 31, 2001 to $12.1 million for the three months ended March 31, 2002. Over the same period, product sales increased by approximately 12% from $9.4 million to $10.6 million. Services revenue increased by approximately 19% from $1.3 million to $1.6 million. The increase in product sales was attributable to the results generated from the Company’s increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was due to increased sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

   Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of services consists of the costs of payroll and benefits for customer support, installation and training personnel. Cost of revenues decreased approximately 13% from $1.2 million for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. Over the same period, the cost of product revenues decreased by approximately 27% and gross margin from product revenues increased from 88% to 92% as the Company’s sales mix had a greater proportion of higher margin products. Cost of services increased by approximately 96% from $140,000 for the three months ended March 31, 2001 to $275,000 for the three months ended March 31, 2002 and gross margin on services decreased from 89% to 82% due to an increase in customer service personnel.

   Research and Development

     Research and development expenses consist of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 44% from $1.3 million for the three months ended March 31, 2001 to $1.8 million for the three months ended March 31, 2002. As a percentage of total revenues, research and development expenses increased from 12% to 15% over the same period. The increase in absolute dollars was due to an increase in personnel in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

   Sales and Marketing

     Sales and marketing expenses consist of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses remained consistent at $2.7 million for the three months ended March 31, 2001 and 2002. As a percentage of total revenues, sales and marketing expenses were 25% and 22% for the three months ended March 31, 2001 and 2002, respectively. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

   General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses increased by approximately 10% from $1.5 million for the three months ended March 31, 2001 to $1.6 million for the three months ended March 31, 2002 due to increased legal and insurance expenses. As a percentage of total revenues, general and administrative expenses remained consistent at 14% over the same period.

   Interest Income

     Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest income decreased from $893,000 for the three months ended March 31, 2001 to $323,000 for the three months ended March 31, 2002. Although the Company had higher invested balances during the three months ended March 31, 2002 compared to the three months ended March 31, 2001, the decrease in prevailing interest rates significantly reduced earnings on the Company’s investments.

   Other Expense, net

     Other expense, net represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other expense decreased from $414,000 for the three months ended March 31, 2001 to $56,000 for the three months ended March 31, 2002 due to reduced foreign exchange losses, including income realized on forward contracts entered into which were denominated in currencies other than the US dollar.

   Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 35% for the three months ended March 31, 2001 and 28% for the three months ended March 31, 2002. The decrease in the consolidated tax rate reflects changes in the levels of pretax profits in the countries in which the Company and its subsidiaries are registered together with changes in the tax rates in those countries. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.

Six Months Ended March 31, 2002 and 2001

   Revenues

     Revenues increased by approximately 12% from $20.5 million for the six months ended March 31, 2001 to $23.0 million for the six months ended March 31, 2002. Over the same period, product sales increased by approximately 13% from $17.8 million to $20.1 million. Services revenue increased by approximately 9% from $2.7 million to $2.9 million. The increase in product sales was attributable to the results generated from the Company’s increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenue was due to increased sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

   Cost of Revenues

     Cost of revenues decreased approximately 6% from $2.1 million for the six months ended March 31, 2001 to $2.0 for the six months ended March 31, 2002. Over the same period, the cost of product revenues decreased by approximately 21% and gross margin from product revenues increased from 90% to 93% as the Company’s sales mix had a greater proportion of higher margin company products. Cost of services increased by approximately 86% from $290,000 for the six months ended March 31, 2001 to $538,000 for the six months ended March 31, 2002 and gross margin on services decreased from 89% to 82% due to an increase in customer service personnel.

   Research and Development

     Research and development expenses increased by approximately 54% from $2.2 million for the six months ended March 31, 2001 to $3.4 million for the six months ended March 31, 2002. As a percentage of total revenues, research and development expenses increased from 11% to 15% over the same period. The increase in absolute dollars was due to an increase in headcount in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

   Sales and Marketing

     Sales and marketing expenses increased by approximately 4% from $5.2 million for the six months ended March 31, 2001 to $5.5 million for the six months ended March 31, 2002. As a percentage of total revenues, sales and marketing expenses decreased from 26% for the six months ended March 31, 2001 to 24% for the six months ended March 31, 2002. The increase in absolute dollars was due to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the Company’s sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

   General and Administrative

     General and administrative expenses increased by approximately 4% from $2.7 million for the six months ended March 31, 2001 to $2.8 million for the six months ended March 31, 2002 due to an increase in legal and insurance expenses. As a percentage of total revenues, general and administrative expenses decreased from 13% to 12% over the same period.

   Interest Income

     Interest income decreased from $1.7 million for the six months ended March 31, 2001 to $756,000 for the six months ended March 31, 2002. Although the Company had higher invested balances during the six months ended March 31, 2002 compared to the six months ended March 31, 2001, the decrease in prevailing interest rates significantly reduced earnings on the Company’s investments.

   Other Expense, net

     Other expense decreased from $505,000 for the six months ended March 31, 2001 to $234,000 for the six months ended March 31, 2002 due to reduced foreign exchange losses, including income realized on forward contracts entered into which were denominated in currencies other than the US dollar.

   Provision for income taxes

     The Company’s effective tax rate was 35% for the six months ended March 31, 2001 and 28% for the six months ended March 31, 2002. These tax rates reflect the anticipated percentages of revenues derived by the Company from international operations. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

   Liquidity and Capital Resources

     Historically, the Company has financed its operations, including increases in accounts receivable and capital equipment acquisitions, through cash generated from operations, cash proceeds from its initial public offering of common stock, investment earnings and the sale of the Company’s stock through the exercise of employee stock options and the Employee Stock Purchase Plan.

     The Company’s operating activities provided cash of $3.5 million and $6.8 million in the six month periods ended March 31, 2001 and 2002, respectively. The cash provided by the Company’s operations for the six months ended March 31, 2002 was attributable to net income and increased deferred revenue and accrued liabilities, partially offset by an increase in accounts receivable that reflected timing of invoicing. Investing activities, consisting of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $10.3 million in the six months ended March 31, 2001 and used cash of $26.9 million in the six months ended March 31, 2002. Cash flows from financing activities in the six months ended March 31, 2001 and 2002 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

     As of March 31, 2002, the Company had working capital of $69.1 million, cash and cash equivalents of $24.6 million and short-term investments of $43.8 million. As of March 31, 2002, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. Minimum annual rental payments under non-cancelable operating leases total $932,000 in the current fiscal year ending September 30, 2002 and decline thereafter. The Company expects that capital expenditures in fiscal 2002 will remain consistent with the $625,000 level in the prior year.*

     The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

   Dependence on Limited Number of Customers

     The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the three months ended March 31, 2002, the Company’s top four customers represented approximately 69% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

   Risks Associated with International Sales and Operations

     Company revenues from international customers were approximately 82% during the three months ended March 31, 2002. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the three months ended March 31, 2001 a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     At March 31, 2002 the Company had forward exchange contracts maturing in fiscal 2002 to sell approximately $5.4 million in Japanese Yen and options maturing in fiscal 2002 to sell $2.1 million in Japanese Yen.

     The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

     Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for 2001.

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

17

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

Date: April 30, 2002	CATAPULT COMMUNICATIONS CORPORATION By: /s/ Chris Stephenson —————————————— Chris Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)
18