Form 10-Q/A
period 2002-03-31
CATAPULT COMMUNICATIONS CORP
filed 2002-08-14
CIK 1063085

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

     As of July 29, 2002, there were 13,053,650 shares of the Registrant's
Common Stock, $0.001 par value, outstanding.

EXPLANATORY NOTE

     This Form 10-Q/A is being filed by Catapult Communications Corporation, a
Nevada corporation, as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to add Part II - Item 4, thereto.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on January 22, 2002.
Out of 13,008,490 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 11,524,763 shares. At the Annual Meeting, the stockholders of Catapult Communications Corporation approved the following matters:

     (a) The elections of Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr.,
     John Scandalios and Charles Waggoner, as directors of Catapult
     Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

               Richard A. Karp, 10,034,739 votes cast for and 1,490,024 votes withheld; Nancy H. Karp, 11,175,586 votes cast for and 349,177 votes withheld; Henry P. Massey, Jr., 11,161,161 votes cast for and 363,602 votes withheld; John Scandalios, 11,213,277 votes cast for and 311,486 votes withheld; Charles Waggoner, 11,213,377 votes cast for and 311,386 votes withheld.

     (b) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending
     September 30, 2002. 11,465,889 votes were cast for and 56,678 votes were cast against with 2,196 votes abstaining.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

   Date:    August 14, 2002           By: /s/ Chris Stephenson
                                      ------------------------
                                      Chris Stephenson
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)