Form 10-Q
period 2002-06-30
CATAPULT COMMUNICATIONS CORP
filed 2002-08-14
CIK 1063085

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                       CATAPULT COMMUNICATIONS CORPORATION
                                    FORM 10-Q

                                      INDEX

Part I--Financial Information                                                                     Page

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at June 30, 2002 and September 30, 2001                        3

Condensed Consolidated Statements of Income for the three and nine months ended
         June 30, 2002 and 2001                                                                      4

Condensed Consolidated Statements of Cash Flows for the nine months ended
         June 30, 2002 and 2001                                                                      5

Notes to Condensed Consolidated Financial Statements                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 17

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                           13

Signatures                                                                                          19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CATAPULT COMMUNICATIONS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (unaudited)

                                                                   JUNE 30,            SEPTEMBER 30,
                                                                     2002                  2001
                                                                     ----                  ----
                                        ASSETS

Current Assets:
   Cash and cash equivalents..............................      $      28,669         $     44,202
     Short-term investments...............................             46,065               17,274
   Accounts receivable, net...............................              5,341                7,234
   Inventories............................................              1,136                1,124
   Deferred income taxes..................................                628                  628
   Prepaid expenses and other current assets..............              1,381                  398
                                                                  ------------          -----------
      Total current assets................................             83,220               70,860
Property and equipment, net...............................              1,275                1,430
Other assets..............................................                517                  543
                                                                  ------------          -----------
      Total assets........................................      $      85,012         $     72,833
                                                                  ============          ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

   Accounts payable.......................................      $         921         $      1,107
   Accrued liabilities....................................              8,410                6,027
   Deferred revenue.......................................              2,512                2,209
                                                                  ------------          -----------
      Total current liabilities...........................             11,843                9,343
                                                                  ------------          -----------

Stockholders' Equity:

   Common stock...........................................                 13                   13
   Additional paid-in capital.............................             22,612               21,758
   Deferred stock-based compensation......................              (120)                    -
   Treasury stock (50,000 shares at cost).................              (300)                (300)
   Accumulated other comprehensive income.................                594                  612
   Retained earnings......................................             50,370               41,407
                                                                  ------------          -----------
      Total stockholders' equity..........................             73,169               63,490
                                                                  ------------          -----------
      Total liabilities and stockholders' equity..........      $      85,012         $     72,833
                                                                  ============          ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                      FOR THE THREE           FOR THE NINE
                                                       MONTHS ENDED            MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                     2002       2001         2002          2001
                                                     ----       ----         ----          ----

       Revenues:
          Product............................     $ 6,623    $ 8,354      $ 26,722      $ 26,166
          Services...........................       1,400      1,173         4,311         3,837
                                                  -------    -------      --------      --------
            Total revenues...................       8,023      9,527        31,033        30,003
                                                  -------    -------      --------      --------

       Cost of revenues:
          Product............................         532      1,080         1,949         2,863
          Services...........................         233        155           771           446
                                                  -------    -------      --------      --------
            Total cost of revenues...........         765      1,235         2,720         3,309
                                                  -------    -------      --------      --------
       Gross profit..........................       7,258      8,292        28,313        26,694
                                                  -------    -------      --------      --------

       Operating expenses:
          Research and development...........       1,774      1,168         5,219         3,401
          Sales and marketing................       2,656      2,687         8,126         7,923
          General and administrative.........         705      1,341         3,520         4,060
                                                  -------    -------      --------      --------
            Total operating expenses.........       5,135      5,196        16,865        15,384
                                                  -------    -------      --------      --------
       Operating income......................       2,123      3,096        11,448        11,310

       Interest income.......................         346        656         1,102         2,323
       Other income (expense), net...........         134        (48)         (100)         (552)
                                                  -------    -------      --------      --------

       Income before income taxes............       2,603      3,704        12,450        13,081
       Provision for income taxes...........          729      1,249         3,487         4,530
                                                  -------    -------      --------      --------

        Net income...........................     $ 1,874    $ 2,455      $  8,963      $  8,551
                                                  =======    =======      ========      ========

      Earnings per share:
          Basic..............................     $  0.14    $  0.19      $   0.69      $   0.66
                                                  =======    =======      ========      ========

          Diluted............................     $  0.14    $  0.18      $   0.67      $   0.64
                                                  =======    =======      ========      ========

   Shares used in per share calculation:

          Basic.............................       13,050     12,954        13,033        12,916
                                                  =======    =======      ========      ========

          Diluted............................      13,381     13,528        13,375        13,378
                                                  =======    =======      ========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                                     JUNE 30,
                                                                              2002             2001
                                                                              ----             ----

   Cash flows from operating activities:
     Net income................................................            $   8,963        $   8,551
     Adjustments to reconcile net income to net cash provided
      by operating activities:
           Depreciation and amortization.......................                  557              521

          Amortization of deferred stock-based compensation....                   24               54
           Loss (gain) on disposal of property and equipment...                   22               (9)
           Gain on sale of short-term investments..............                   (5)               -
          Change in assets and liabilities:
         Accounts receivable...................................                1,893            1,109
         Inventories...........................................                  (12)             (42)
         Prepaid expenses and other current assets.............                 (983)             (28)
         Other assets..........................................                   26             (393)
         Accounts payable......................................                 (186)            (169)
         Accrued liabilities...................................                2,383              (15)
         Deferred revenue......................................                  303              162
                                                                           ---------        ---------
           Net cash provided by operating activities...........               12,985            9,741
                                                                           ---------        ---------

   Cash flows from investing activities:

      Sales (purchases) of investments, net....................              (28,835)          24,690
      Proceeds from sale of property and equipment.............                    -               37
      Purchases of property and equipment......................                 (424)            (504)
                                                                           ---------        ---------
           Net cash provided by (used in) investing activities.              (29,259)          24,223
                                                                           ---------        ---------

   Cash flows from financing activities:

      Proceeds from issuance of common stock...................                  710              787
                                                                           ---------        ---------
           Net cash provided by financing activities...........                  710              787
                                                                           ---------        ---------

   Effect of exchange rate changes on cash.....................                   31              (51)
                                                                           ---------        ---------

   Increase (decrease) in cash and cash equivalents............              (15,533)          34,700

   Cash and cash equivalents, beginning of period..............               44,202            5,200
                                                                           ---------        ---------
   Cash and cash equivalents, end of period....................            $  28,669        $  39,900
                                                                           =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CATAPULT COMMUNICATIONS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

      Catapult Communications Corporation (the "Company") designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company's advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom, Europe, Australia and Japan.
The Company conducts its business within one industry segment.

      The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001, and filed with the Securities and Exchange Commission.
The unaudited financial statements as of June 30, 2002, and for the three and nine months ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The
September 30, 2001 consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE  2 - SIGNIFICANT ACCOUNTING POLICIES

      The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management's Discussion and Analysis of Financial Condition
and Results of Operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated
Financial Statements in the Company's Annual Report on Form 10-K.

REVENUE RECOGNITION

      Sales of the Company's product arrangements normally include hardware and software. Certain of the Company's sales may also include installation. The
Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installed, if installation services are purchased, provided collection is reasonably assured. Training and maintenance revenues are based on the Company's established history of separate sales of training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

FOREIGN CURRENCY TRANSLATIONS

      Certain of the Company's foreign subsidiaries use their respective local currencies as their functional currencies because the majority of their revenues, expenses, assets and liabilities are denominated in those local currencies. In consolidation, assets and liabilities are translated at period-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are accumulated as a separate component of stockholders' equity. Only gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

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

USE OF ESTIMATES; ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company specifically analyzes accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company's accounts receivable balance as of June 30, 2002 was $5.3 million, net of allowance for doubtful accounts of $0.1 million.

ACCOUNTING FOR INCOME TAXES

      As part of the process of preparing consolidated financial statements, the
Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations.

NOTE 3--BASIC AND DILUTED EARNINGS PER SHARE

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

                                                                    THREE MONTHS            NINE MONTHS
                                                                        ENDED                  ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                  2002        2001       2002        2001
                                                                  ----        ----       ----        ----
                                                                    (in thousands, except per share data)

       Net income                                              $ 1,874      $ 2,455     $8,963     $8,551
                                                               =======      =======     ======     ======

       Weighted average shares outstanding................      13,050       12,954     13,033     12,916
       Dilutive options...................................         331          574        342        462
                                                                ------       ------     ------     ------
       Weighted average shares assuming dilution                13,381       13,528     13,375     13,378
                                                                ======       ======     ======     ======

       Earnings per share:
       Basic                                                    $ 0.14       $ 0.19     $ 0.69     $ 0.66
                                                                ======       ======     ======     ======
       Diluted............................................      $ 0.14       $ 0.18     $ 0.67     $ 0.64
                                                                ======       ======     ======     ======

       Anti-dilutive common equivalent shares
       excluded in calculating diluted earnings
       per share..........................................          57            -         42         33
                                                                ======       ======     ======     ======

NOTE 4--COMPREHENSIVE INCOME

      The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                       JUNE 30,               JUNE 30,
                                                                  2002         2001       2002       2001
                                                                  ----         ----       ----       ----

       Net income.........................................      $1,874       $2,455     $8,963     $8,551
       Currency translation adjustment....................         123          137         31        (51)
       Unrealized gains (losses) on investment............         119           24        (49)        (7)
                                                                ------       ------     ------     ------
       Comprehensive income...............................      $2,116       $2,616     $8,945     $8,493
                                                                ======       ======     ======     ======

NOTE 5--INVENTORIES (in thousands)

                                                                    JUNE 30,     SEPTEMBER 30,
                                                                      2002           2001
                                                                      ----           ----

       Raw Materials.............................................   $  875          $1,074
       Work-in-process...........................................      173               6
       Finished goods............................................       88              44
                                                                    ------          ------
                                                                    $1,136          $1,124
                                                                    ======          ======

NOTE 6 - SEGMENT REPORTING

      The Company is organized to operate and service a single industry segment:
the design, development, manufacture, marketing and support of advanced software-based test systems globally.

      The Company's principal geographical areas of operations, revenues, income and assets by region for the nine month periods ended June 30, 2002 and 2001 were as follows (in thousands):

                                                         NORTH        UK &                  CONSOLIDATED
                                                        AMERICA      EUROPE       JAPAN         TOTAL
                                                        -------      ------       -----         -----

NINE MONTHS ENDED JUNE 30, 2002
Revenues from unaffiliated customers.............       $ 4,257      $13,851     $12,925       $31,033
Net income (loss)................................          (941)       9,620         284         8,963
Identifiable Assets at June 30, 2002.............       $65,013      $19,109       $ 890       $85,012

NINE MONTHS ENDED JUNE 30, 2001

Revenues from unaffiliated customers.............       $ 9,794       $6,648     $13,561       $30,003
Net income ......................................         5,024        2,573         954         8,551
Identifiable assets at June 30, 2001.............       $61,194       $5,805      $1,656       $68,655

      The result of operations by geographic region includes significant sales principally from the United States to the Company's foreign locations at agreed upon transfer prices.

NOTE 7 - ACQUISITION

      The Company entered into a definitive Asset Purchase Agreement (the
"Agreement") on July 15, 2002 to acquire the Network Diagnostics Business
("NDB") of Tekelec (the "Acquisition"). Under the terms of the Agreement, the
Company will pay Tekelec $42.5 million in cash and issue one or more 2.0%
convertible notes in the aggregate amount of $17.5 million due in 2004. Subject to satisfaction of customary closing conditions, the Acquisition is expected to close within 30-60 days.*

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

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company's condensed consolidated statements of income to total revenues.

                                                   FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                       ENDED JUNE 30,             ENDED JUNE 30,

                                                   2002           2001        2002           2001
                                                   ----           ----        ----           ----

     Revenues:
        Product...........................          82.6%          87.7%       86.1%          87.2%
        Services..........................          17.4           12.3        13.9           12.8
                                                  ------         ------      ------         ------
          Total revenues                           100.0          100.0       100.0          100.0

     Cost of revenues:
        Product...........................           6.6           11.4         6.3            9.5
        Services..........................           2.9            1.6         2.5            1.5
                                                  ------         ------      ------         ------
          Total cost of revenues..........           9.5           13.0         8.8           11.0
                                                  ------         ------      ------         ------
     Gross profit.........................          90.5           87.0        91.2           89.0

     Operating expenses:
        Research and development..........          22.1           12.2        16.8           11.4
        Sales and marketing...............          33.1           28.2        26.2           26.4
        General and administrative........           8.8           14.1        11.3           13.5
                                                  ------         ------      ------         ------
          Total operating expenses........          64.0           54.5        54.3           51.3
                                                  ------         ------      ------         ------

     Operating income.....................          26.5           32.5        36.9           37.7
     Interest income......................           4.3            6.9         3.5            7.7
     Other income (expense), net..........           1.6           (0.5)       (0.3)          (1.8)
                                                  ------         ------      ------         ------

     Income before income taxes...........          32.4           38.9        40.1           43.6
                                                  ------         ------      ------         ------
     Provision for income taxes...........           9.1           13.1        11.2           15.1
                                                  ------         ------      ------         ------

     Net income...........................          23.3%          25.8%       28.9%          28.5%
                                                  ======         ======      ======         ======

     Gross margin on product sales........          92.0%          87.0%       92.7%          89.1%
                                                  ======         ======      ======         ======

     Gross margin on services..............         83.4%          86.8%       82.1%          88.4%
                                                  ======         ======      ======         ======

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

REVENUES

      Revenues decreased by approximately 16% from $9.5 million for the three months ended June 30, 2001 to $8.0 million for the three months ended June 30,
2002. Over the same period, product revenues decreased by approximately 21% from
$8.4 million to $6.6 million. Services revenues increased by approximately 19%
from $1.2 million to $1.4 million. The decrease in product revenues was attributable to the continued slowdown in the North American telecommunications industry and to an unexpected capital expenditure freeze at NEC in Japan. The increase in services revenues was due to increased sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

COST OF REVENUES

      Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of service revenues consists of the costs of payroll and benefits for customer support, installation and training personnel. Cost of revenues decreased approximately 38% from $1.2 million for the three months ended June 30, 2001 to $765,000 for the three months ended June
30, 2002. Over the same period, the cost of product revenues decreased by approximately 51% and product gross margin increased from 87% to 92% as the
Company's sales mix had a greater proportion of higher margin products. Cost of service revenues increased by approximately 50% from $155,000 for the three months ended June 30, 2001 to $233,000 for the three months ended June 30, 2002 and services gross margin decreased from 87% to 83% due to an increase in customer service personnel.

RESEARCH AND DEVELOPMENT

      Research and development expenses consist of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 52% from $1.2 million for the three months ended June 30, 2001 to
$1.8 million for the three months ended June 30, 2002. As a percentage of total revenues, research and development expenses increased from 12% to 22% over the same period. The increase in absolute dollars was due to an increase in personnel of approximately 60% from June 30, 2001 to June 30, 2002 in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

SALES AND MARKETING

      Sales and marketing expenses consist of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses remained consistent at $2.7 million for the three months ended June 30, 2001 and 2002. As a percentage of total revenues, sales and marketing expenses were 28% and 33%
for the three months ended June 30, 2001 and 2002, respectively. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

GENERAL AND ADMINISTRATIVE

      General and administrative expenses include costs associated with the
Company's general and risk management, meeting public company reporting requirements, employee recruitment and retention, investor relations and finance functions. General and administrative expenses decreased by approximately 47%
from $1.3 million for the three months ended June 30, 2001 to $705,000 for the three months ended June 30, 2002 due to a reversal of a provision for legal settlement and to a reduction in accrued performance bonuses. As a percentage of total revenues, general and administrative expenses decreased from 14% to 9%
over the same period.

INTEREST INCOME

      Interest income consists of interest earned on cash and cash equivalents and short-term investments. Interest income decreased from $656,000 for the three months ended June 30, 2001 to $346,000 for the three months ended June 30,
2002. Although the Company had higher invested balances during the three months ended June 30, 2002 compared to the three months ended June 30, 2001, the decrease in prevailing interest rates significantly reduced earnings on the
Company's investments.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net represents primarily gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies. Other income (expense), net changed from an expense of $48,000 for the three months ended June 30, 2001 to income of $134,000 for the three months ended June 30, 2002.

PROVISION FOR INCOME TAXES

      Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 35% for the three months ended June 30, 2001 and 28% for the three months ended June 30, 2002. The decrease in the consolidated tax rate reflects changes in the levels of pretax profits in the countries in which the Company and its subsidiaries are registered together with changes in the tax rates in those countries. The
Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations. *

COMPARISON OF THE NINE MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

REVENUES

      Revenues increased by approximately 3% from $30.0 million for the nine months ended June 30, 2001 to $31.0 million for the nine months ended June 30,
2002. Over the same period, product revenues increased by approximately 2% from
$26.2 million to $26.7 million. Services revenues increased by approximately 12%
from $3.8 million to $4.3 million. The increase in product revenues was attributable to the results generated from the Company's increased focus on test systems for third generation (3G) digital cellular and Voice over IP (VoIP). The increase in services revenues was due to increased sales of software support contracts associated with new system sales as well as support contract renewals and customer training.

COST OF REVENUES

     Cost of revenues decreased approximately 18% from $3.3 million for the nine months ended June 30, 2001 to $2.7 million for the nine months ended June 30,
2002. Over the same period, the cost of product revenues decreased by approximately 34% and product gross margin increased from 89% to 93% as the
Company's sales mix had a greater proportion of higher margin company products.
Cost of service revenues increased by

approximately 73% from $446,000 for the nine months ended June 30, 2001 to
$771,000 for the nine months ended June 30, 2002 and services gross margin decreased from 88% to 82% due to an increase in customer service personnel.

RESEARCH AND DEVELOPMENT

      Research and development expenses increased by approximately 53% from $3.4 million for the nine months ended June 30, 2001 to $5.2 million for the nine months ended June 30, 2002. As a percentage of total revenues, research and development expenses increased from 11% to 17% over the same period. The increase in absolute dollars was due to an increase in headcount in the engineering group. The Company expects that research and development expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in product development.*

SALES AND MARKETING

      Sales and marketing expenses increased by approximately 3% from $7.9 million for the nine months ended June 30, 2001 to $8.1 million for the nine months ended June 30, 2002. As a percentage of total revenues, sales and marketing expenses remained at 26% for the nine months ended June 30, 2001 and the nine months ended June 30, 2002. The increase in absolute dollars was due to an increase in sales and marketing personnel resulting in increased salary, commissions, and bonuses, increased travel expenses, and the expansion of the
Company's sales and support offices. The Company expects that sales and marketing expenses will increase in absolute dollars for the foreseeable future as the Company intends to continue to invest in its sales and marketing capabilities.*

GENERAL AND ADMINISTRATIVE

      General and administrative expenses decreased by approximately 13% from
$4.1 million for the nine months ended June 30, 2001 to $3.5 million for the nine months ended June 30, 2002 due to a reduction in bonus expense, temporary employment services and legal expense. As a percentage of total revenues, general and administrative expenses decreased from 14% to 11% over the same period.

INTEREST INCOME

      Interest income decreased from $2.3 million for the nine months ended June
30, 2001 to $1.1 million for the nine months ended June 30, 2002. Although the
Company had higher invested balances during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001, the decrease in prevailing interest rates significantly reduced earnings on the Company's investments.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net decreased from expense of $552,000 for the nine months ended June 30, 2001 to expense of $100,000 for the nine months ended
June 30, 2002 due to reduced foreign exchange losses.

PROVISION FOR INCOME TAXES

      Provision for income tax consists of federal, state and international income taxes. The Company's effective tax rate was 35% for the nine months ended
June 30, 2001 and 28% for the nine months ended June 30, 2002. The decrease in the consolidated tax rate reflects changes in the levels of pretax profits in the countries in which the Company and its subsidiaries are registered together with changes in the tax rates in those countries. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations. *

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

      The Company's operating activities provided cash of $9.7 million and $13.0 million in the nine month periods ended June 30, 2001 and 2002, respectively.
The cash provided by the Company's operations for the nine months ended June 30,
2002 was attributable to net income, collections on accounts receivable, increase in accrued liabilities and partially offset by an increase in prepaid expenses. Investing activities, consisting of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $24.2 million in the nine months ended June 30, 2001 and used cash of
$29.3 million in the nine months ended June 30, 2002. Cash flows from financing activities of $0.8 million and $0.7 million in the nine months ended June 30,
2001 and 2002, respectively were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

      As of June 30, 2002, the Company had working capital of $71.4 million, cash and cash equivalents of $28.7 million and short-term investments of $46.1 million. As of June 30, 2002, the Company had no bank indebtedness and no long-term commitments other than operating lease obligations. Minimum annual rental payments under non-cancelable operating leases total $932,000 in the current fiscal year ending September 30, 2002 and decline thereafter. The
Company expects that, except for the acquisition described in the following paragraph, capital expenditures in fiscal 2002 will remain consistent with the
$625,000 level in the prior year.*

      The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.*

      The Company entered into a definitive Asset Purchase Agreement (the
"Agreement") on July 15, 2002 to acquire the Network Diagnostics Business
("NDB") of Tekelec (the "Acquisition"). Under the terms of the Agreement, the
Company will pay Tekelec $42.5 million in cash and issue one or more 2.0%
convertible notes in the aggregate amount of $17.5 million due in 2004. Subject to satisfaction of customary closing conditions, the Acquisition is expected to close within 30-60 days.* Though the closing of the Acquisition will reduce the
Company's capital resources, the Company believes that it will continue to have sufficient funds to finance its operations for at least the next 12 months.* The
Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

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

RISKS ASSOCIATED WITH THE THE ACQUISITION

      The Company faces a variety of risks relating to the Acquisition including but not limited to the difficulties associated with successfully integrating the business of the Company and NDB including the failure (i) to achieve anticipated operational synergies and cost savings, (ii) to expand existing customer relationships, (iii) to recruit and integrate current NDB employees and (iv) to improve engineering efficiency. Other risks associated with the Acquisition include the uncertainty of the future growth, spending levels and the economic environment of the network diagnostics industry, the possibility that the
Acquisition will not close and the amount of costs related to the Acquisition.
If the Company is unable to close the Acquisition and integrate the NDB division, its business, financial condition and results of operations would be materially adversly affected.

DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS

      The Company's customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company's revenues to date. In the three months ended June 30, 2002, the Company's top four customers represented approximately 65% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period.
The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company's significant customers could materially adversely affect the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS

      Company revenues from international customers were approximately 85%
during the three months ended June 30, 2002. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan,
Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the nine months ended June
30, 2001, a significant portion of the Company's sales has been to customers in
Japan. If economic conditions in Japan deteriorate to a significant extent, the
Company's business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF LEGAL Proceedings

      The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the
Company's financial position, results of operation or cash flows. From time to time the Company has been and expects to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third party trademarks and other intellectual property rights against the Company or its licensees. Third party claims, like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially affect the
Company's business, financial condition, results of operations and cash flows.

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
Realized gains and losses on forward exchange

contracts generally offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense). To date, the Company has not fully hedged all risk associated with its sales denominated in foreign currencies, and there can be no assurance that the Company's hedging activities, if any, will be successful.

      At June 30, 2002 the Company had forward exchange contracts maturing in fiscal 2002 to sell approximately $0.8 million in Japanese Yen and options maturing in fiscal 2002 to sell $2.3 million in Japanese Yen.

      The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

      Additional factors that could affect future operating results or the price of the common stock are set forth under the caption "Factors That May Affect
Future Results" in the Company's Annual Report on Form 10-K for 2001.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  EXHIBITS.

                EXHIBIT
                NUMBER                        Description
                ------
              2.2.1       Asset Purchase Agreement dated July 15, 2002 between
                          the Company and Tekelec, a California corporation.
              2.2.2       Transitional Services Agreement dated July 15, 2002
                          between the Company and Tekelec, a California
                          corporation.
              2.2.3       License Agreement dated July 15, 2002 between the
                          Company and Tekelec, a California corporation.
              2.2.4       International Rights License Agreement dated July 15,
                          2002 between the Company and Tekelec, a California
                          corporation.
              2.2.5       Registration Agreement dated July 15, 2002 between the
                          Company and Tekelec, a California corporation.
              2.2.6       Subordinated Guaranty dated July 15, 2002 between the
                          Company and Tekelec, a California corporation.
              99.1        Certification of Chief Executive Officer and Chief
                          Financial Officer Pursuant to 18 U.S.C. Section 1350,
                          as Adopted Pursuant to Section 906 of the
                          Sarbanes-Oxley Act of 2002

         (b)  REPORTS ON FORM 8-K.

              1.    On July 16, 2002, the Company filed a Current Report on
                    Form 8-K to report, under Item 5, the Company's agreement
                    to acquire the Network Diagnostics Business of Tekelec.

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

