Form 10-K
period 2002-09-30
CATAPULT COMMUNICATIONS CORP
filed 2002-12-20
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-24701

Catapult Communications Corporation

(Exact name of Registrant as specified in its charter)

Nevada (State of Incorporation)	77-0086010 (IRS Employer Identification Number)

160 South Whisman Road, Mountain View, California 94041

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(650) 960-1025

      Securities Registered Pursuant to Section 12(b) of the Act: None

      Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑     No ☐

      As of October 31, 2002, 13,055,836 shares of the Registrant’s common stock, $0.001 par value, were outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on October 31, 2002 of $12.94 per share) was approximately $86,716,414. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 21, 2003.

FORWARD-LOOKING STATEMENTS

      THIS REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, THE INTEGRATION OF THE BUSINESS ACQUIRED DURING THE PREVIOUS FISCAL YEAR AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND STOCKHOLDERS OF CATAPULT SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

      THE COMPANY MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN THE COMPANY’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN ITS REPORTS TO STOCKHOLDERS. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

PART I

Item 1.     Business

The Company

      Catapult Communications Corporation (“Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Catapult’s DCT and MGTS products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company’s advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company markets its products through both a direct sales force and distributors to industry leaders such as Alcatel, Cisco Systems, Inc., Fujitsu Limited, LM Ericsson, Evolium SAS, Lucent Technologies, Inc. (“Lucent”), Motorola, Inc. (“Motorola”), NEC Corporation (“NEC”), Nippon Telephone and Telegraph (“NTT”), Nokia Corporation, Nortel Networks Limited (“Nortel”), NTT DoCoMo, Inc. (“NTT DoCoMo”) and Siemens AG.

Acquisition of the Network Diagnostics Business from Tekelec

      On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004 and $4.3 million in transaction costs which have been capitalized and added to the purchase price for accounting purposes. Based on an independent valuation, a fair value of $18.1 million has been assigned to the notes. The total purchase price is subject to a net working capital adjustment pursuant to the terms of the Asset Purchase Agreement following the completion of a closing date balance sheet audit. NDB’s principal product is the MGTS digital telecommunications test system, which is similar to the Company’s DCT test systems.

      The convertible notes were issued by the Company’s Irish subsidiary and are guaranteed by the Company. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. The Company is entitled to pay the principal and accrued interest on one of the notes in the principal amount of $10.0 million in cash or, in whole or in part, by issuing its common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

      The Company, its Irish subsidiary and Tekelec also entered into certain intellectual property license agreements which are described under the caption “Intellectual Property” in this Item.

      The parties also entered into a Transitional Services Agreement pursuant to which Tekelec is providing manufacturing, sales support, marketing, IT, engineering, human resources, finance and accounting and customer support services to the Company for a period of up to two years after closing of the acquisition (six months in the case of manufacturing services). The Company also entered into a six-month interim sublease with Tekelec for the facilities currently occupied by NDB in Morrisville, North Carolina.

      Further information on the transaction is provided by the Company’s Report on form 8-K dated September 6, 2002, as amended.

The DCT and MGTS Products

      The DCT and MGTS products perform a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support a large number of industry standard protocols and variants thereon. The Company’s emphasis is on complex, high-level and emerging protocols, including Third Generation Cellular (3G), IP Telephony (Voice over IP or VoIP), General Packet Radio Service (GPRS), Asynchronous Transfer Mode (ATM), Signaling System #7 (SS7), Intelligent Network (IN), V5, Integrated Services Digital Network (ISDN), Global Systems for Mobile Communications (GSM), Interim Standard 41 (IS-41), Code Division Multiple Access (CDMA), X.25 and Frame Relay(1). The Company’s extensive technical know-how and proprietary software development tools enable the Company to implement new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol modules, large selection of physical interfaces and versatile platforms, the DCT and MGTS products are easily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the DCT and MGTS systems’ multi-protocol, multi-user capabilities allow multiple testing operations to be performed simultaneously, helping the Company’s customers to accelerate their product development cycles.

      DCT and MGTS systems consist of advanced proprietary software and hardware running on third-party UNIX-based workstations. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol modules and hardware to meet future testing needs. Customers have the option to purchase a third-party workstation from the Company or to provide a workstation to the Company for configuration. Prices for DCT and MGTS systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000.

Applications

      The principal applications of the DCT and MGTS products are simulation, load and stress testing, feature verification, conformance testing and monitoring.

      1Please refer to Glossary on page 11.

      Simulation. DCT and MGTS systems are used to simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, the Company’s products assist engineers to cost-effectively develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.

      Load and Stress Testing. DCT and MGTS systems are used to verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gradually, rather than fail completely, when stressed beyond its specifications. Distributed interface processing enables the DCT and MGTS systems to initiate and maintain high traffic volumes.

      Feature Verification. DCT and MGTS systems are used to perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to verify that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and use the systems’ traffic channel facilities to verify a voice or data path.

      Conformance Testing. DCT and MGTS systems are used to verify that network devices conform to industry standards. Conformance test suites are used to validate the implementation of new features and the functionality of existing features against a standardized set of predefined criteria.

      Monitoring. DCT and MGTS systems are used in development laboratories to monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, DCT and MGTS systems help ensure that the links have been brought into service and that the devices connected by the links are functioning properly. DCT and MGTS systems can also provide notice of network device failure, set “traps” and “triggers,” count error messages and filter packets by address or selected field criteria. DCT and MGTS systems can simultaneously monitor multiple links, each of which may be using different protocols.

DCT and MGTS Software

      DCT and MGTS test systems run under a UNIX™ operating system and consist of proprietary general test operating systems and extensive libraries of test modules for a large number of protocols and variants, enabling the systems to be configured for many different test applications. Test modules are developed in accordance with telecom industry standard specifications and include protocol encoders and decoders, state machines, validation tests and conformance test suites. The Company has also introduced pre-programmed applications to perform load generation and network entity simulation.

      The DCT and MGTS systems include a number of productivity tools. On the DCT system, customers may choose to program their tests by using Catapult’s graphical user interface, CATTgen, or by writing their own code using the Company’s Digital Communication Programming Language, a fully featured, optimized communications language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. On the MGTS system, customers may implement their tests using Catapult’s Protocol Adaptable State Machine (“PASM”). PASM allows the user to construct custom tests in a non-programming graphical environment. The MGTS product line also provides “Quick Start” applications to characterize system performance, aid in training new users and provide a starting point for developing test applications.

     DCT and MGTS Hardware

      The DCT and MGTS products employ modular hardware architectures that support a wide variety of proprietary physical interfaces connecting the systems to devices under test. Both products utilize SUN Microsystems workstations and peripherals.

      The DCT system can support up to 26 PowerPCI co-processor cards, which are installed in the workstation and up to two expansion chassis. The DCT2000 family of PowerPCI cards includes Primary Rate, E1/E2, ATM Optical/ UTP, Ethernet, Serial, ISDN, Basic Rate and Japanese CII. In addition, the

DCT2000 supports a number of auxiliary cards that are installed in a separate VME chassis. Auxiliary cards include a VOX card to add voice channel testing capabilities, a TimeSlot Interchange (TSI) card that supports individual dynamic or static channel selection, a Subscriber Line Interface Card (SLIC) that converts two-wire analog subscriber line interfaces to four-wire handset interfaces and a converter for CMI, a Japanese physical interface.

      The MGTS system is based on a distributed-processor architecture with one central controller and up to 256 distributed link processors. The MGTS i3000 uses a high-speed bus architecture based on the PCI2 and CompactPCI3 bus standards and supports a family of Line Interface Cards that are installed in rack-mount bays. The MGTS family of Line Interface Cards includes E1/ T1 HDLC, E1/ T1 ATM, ATM SONET/ SDH, Ethernet, DS1 (channelized and unchannelized), JT2 (for Japan), Serial, B-Channel, DSP board and Auxiliary Timing.

Customers

      The Company’s customers in the United States and Canada are primarily telecommunications equipment manufacturers. The Company’s customer base also includes network operators outside North America.

      Revenues from the Company’s top five customers represented approximately 58%, 68% and 64% of total revenues in fiscal 2000, 2001 and 2002 respectively. In fiscal 2002, sales to Nortel, NEC and NTT DoCoMo accounted for approximately 24%, 14%, and 12% of total revenues, respectively. In fiscal 2001, sales to NEC, Nortel, Motorola and Lucent accounted for approximately 16%, 16%, 15% and 11% of total revenues, respectively. In fiscal 2000, sales to NTT DoCoMo and Motorola accounted for approximately 23% and 12% of total revenues, respectively. Separate engineering groups of the same customer at different locations generally make independent decisions to purchase the Company’s products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

Sales and Marketing

      The Company markets its products and services through its direct sales force, a majority of whom have technical degrees. As of September 30, 2002, the Company’s direct sales force consisted of 29 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. The sales and marketing staff is located in North America, Japan, and Europe. In addition, the Company sells its MGTS products through distributors in Europe, the Middle East and South America.

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

      A customer’s decision to purchase the Company’s products typically involves a significant technical evaluation, internal procedural delays associated with large capital expenditure approvals and testing, and with acceptance of new systems that affect key operations. For these and other reasons, the sales cycle associated with the Company’s products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Historically, the period between initial customer contact and purchase of the Company’s products has typically ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the upper end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers’ orders, if revenues forecast from a specific customer for a particular quarter are not realized in that quarter, the Company’s operating results for that quarter could be materially adversely affected.

International Sales

      International sales outside North America constituted approximately 68%, 69% and 80% of the Company’s total revenues in fiscal 2000, 2001 and 2002, respectively. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force and distribution channels. The Company has sales staff outside the United States located in offices in Ireland, Japan, the United Kingdom, Germany, France, Finland and Canada, and plans to open new offices internationally from time to time.

DCT and MGTS Product Line Support

      Due to the complexity of its customers’ testing needs, the Company offers its customers support and training from highly skilled technical personnel. As of September 30, 2002, the Company had 53 applications engineers worldwide who provide full-time technical assistance and development support to the Company’s customers. The Company provides ongoing training, generally at the customer’s site, and technical assistance from all of its offices. Support is generally offered during normal business hours applicable to each office. The Company also offers product warranties for various lengths of time, depending on the product and the country of purchase or operation.

      The Company provides periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with the Company’s earlier software releases, enabling the DCT and MGTS systems to continue to be used as customer needs and applications evolve. As part of its ongoing software support, the Company may also develop protocol variants at the request of its customers.

Product Development

      The Company’s development efforts are directed at improving the capability, performance and ease of use of the DCT and MGTS systems. The Company intends to continue to devote a large portion of its engineering resources to the enhancement of its suite of software protocol modules in order to meet current and projected customer requirements. The Company also intends to continue to develop and enhance its proprietary internal tools and techniques for supporting new protocols in the DCT and MGTS systems.

      The Company is continually seeking to make the DCT and MGTS systems easier to use in order to expand its market to include a broader range of users. In order to run test scenarios, particularly on advanced telecom systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, the Company plans to continue the expansion and refinement of its

GUI and other script development tools. In addition, the Company will continue to support a number of test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American).

      Most of the Company’s hardware development program is directed towards designing protocol coprocessors and associated physical interfaces. The Company has initiated these projects to increase the performance and capabilities of the DCT and MGTS systems and expand the range of devices to which the DCT and MGTS systems can be directly connected for testing purposes.

      Research and product development expenses were approximately $3.0 million, $4.9 million and $7.5 million in fiscal 2000, 2001 and 2002, respectively. In addition, in fiscal 2002 the Company recorded a $1.4 million in-process research and development expense in connection with the purchase of NDB. The Company’s policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2002, 103 of the Company’s engineers were engaged in or provided support to research and development.

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

      For the six month period ending February 28, 2003, the Company has sub-contracted manufacturing of MGTS hardware components to Tekelec. By the end of this period, the Company expects that manufacturing of MGTS hardware will be relocated to the Company’s Mountain View, California location.*

Competition

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

      The Company believes its principal competitors are Artiza Networks (“Artiza”), Acterna Corporation (“Acterna”), Agilent Technologies, Inc. (“Agilent”), INET, Inc. (“INET”), Spirent plc (“Spirent”), NetHawk Oyj (“NetHawk”) and Tektronix, Inc. (“Tektronix”). Many of the Company’s existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than the Company. The Company believes that the market for high-end testing systems is fragmented geographically. For example, INET and Tektronix are the Company’s primary competitors in North America, while its primary competitors in Europe are Tektronix, Acterna, Spirent and NetHawk. The Company’s primary competitor in Japan is Artiza . The Company also faces competition from several relatively small companies.

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

Intellectual Property

      The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. The Company generally enters into nondisclosure and invention assignment agreements with its employees and consultants, and into nondisclosure agreements with its customers and suppliers. To date, the Company has generally not sought patent protection for its proprietary technology. The Company believes that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of the Company’s employees, the nature and frequency of product enhancement and the quality of the Company’s support services. However, there can be no assurance that patent protection will not become a more significant factor in the Company’s industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has federally registered certain of its trademarks or copyrights. The Company’s practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of the Company’s trademarks and copyrights would not have a material adverse effect on the Company’s intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

      In connection with the acquisition of Tekelec’s Network Diagnostics Business, the Company and Tekelec entered into license agreements with respect to certain technology and intellectual property that was used by Tekelec in NDB’s business but was not transferred outright to the Company. Under these agreements, Tekelec granted to the Company and its Irish subsidiary perpetual, royalty-free, worldwide (except as to the United States for the subsidiary) licenses to exploit the subject technology and intellectual property. These licenses are exclusive to the Company and its subsidiary for eight years from the date of the acquisition for products used in protocol analysis or simulating, diagnosing, analyzing or testing communications networks, or which are otherwise similar to the MGTS products, excluding products similar to Tekelec’s Sentinel product (the “Catapult Field”). However, during the first five years, the Company and its subsidiary may not use the licensed technology and intellectual property for products for signaling or network infrastructure, packet telephony networks, network maintenance, surveillance and revenue assurance, and planning, management and call routing and control tools for contact center environments, including products similar to Tekelec’s Sentinel product (the “Tekelec Field”). The Company also granted to Tekelec a perpetual royalty-free, worldwide license back to the technology and intellectual property that was transferred outright by Tekelec to the Company. This license is exclusive to Tekelec for five years within the Tekelec Field, and Tekelec may not use the licensed technology and intellectual property within the Catapult Field for eight years.

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

Employees

      As of September 30, 2002, the Company employed 259 full-time employees, including 103 in research and development, 53 in application engineering customer support, 58 in sales, 22 in marketing, 15 in administration and 8 in manufacturing. Of these employees, 184 were employed in North America where the Company’s head office and the NDB office are located, 39 were employed in the United Kingdom and Europe, 19 in Japan, and 17 in Australia. The Company is not subject to any collective bargaining agreement and has not experienced any work stoppages. The Company believes that its relations with its employees are good.

Executive Officers of the Company

      The following table sets forth certain information, as of September 30, 2002, with respect to the executive officers of the Company:

Name	Age	Positions

Richard A. Karp	58	Chief Executive Officer and Chairman of the Board
David Mayfield	53	President and Chief Operating Officer
Chris Stephenson	51	Vice President and Chief Financial Officer
Barry R. Hoglund	54	Vice President of Sales
Glenn Stewart	52	Vice President of Engineering
Guy R. Simpson	44	Vice President of Customer Support
Barbara J. Fairhurst	54	Vice President of Operations
Terry Eastham	55	Vice President of Marketing
Kathy T. Omaye-Sosnow	46	Vice President of Human Resources

      Dr. Richard A. Karp founded the Company in 1985 and has served as Chief Executive Officer and Chairman of the Board of the Company since inception. In May 2000, Mr. Karp relinquished his title as President to David Mayfield, the Company’s Chief Operating Officer. Dr. Karp holds a Ph.D. in computer science from Stanford University, an M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

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

      Mr. Glenn Stewart joined the Company in 1992 as Vice President of Engineering. Prior to joining the Company, he was Director of Engineering at Tektronix/LP Com, a manufacturer of telecommunications test products. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds an M.Sc. and a B.Sc. in Computer Science from the University of Toronto.

      Mr. Guy R. Simpson has served as Deputy Chairman of Catapult Communications Ltd. (“CCL”), the Company’s UK subsidiary, since October 1996 and was appointed Vice President of Applications Development of the Company in May 1998 and Vice President of Customer Support in October, 2002. Mr. Simpson joined the Company in 1989 and has held a number of technical and management positions with the Company and CCL since that time. Prior to joining the Company, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

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

      Ms. Kathy T. Omaye-Sosnow joined the Company in 1997. Ms. Omaye-Sosnow was promoted to the position of Vice President of Human Resources in November 2000. Prior to her promotion, Ms. Omaye-Sosnow served as the Company’s Director of Human Resources since June 1999. Prior to that, Ms. Omaye-Sosnow served as the Company’s Manager of Human Resources. Prior to joining the Company, she held a variety of human resources positions, most recently as Manager of Corporate Employment at McKesson

HBOC Corporation, a pharmaceutical distributor and health management corporation. Ms. Omaye-Sosnow holds a B.S. degree in Human Resources from California State University, Sacramento.

Item 2.	Properties

      The Company’s executive offices, product development and primary support and production operations are located in Mountain View, California, where the Company occupies approximately 39,100 square feet pursuant to leases that expire in 2005. The annual rent for the property is approximately $370,000. In addition the Company has entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008. The annual rent for the property is approximately $270,000. Until February 28, 2003, the Company is sub-letting approximately 45,000 square feet in Morrisville from Tekelec at a cost of approximately $94,000 per month, including all associated occupancy costs. The Company believes that these facilities will be adequate for its planned purposes.*

      In addition, the Company leases a total of approximately 30,000 square feet of professional services office space in the following 10 locations: Schaumburg, Illinois; Dallas, Texas; Ottawa, Canada; Chippenham, England; Gilching, Germany; Antony Cedex, France; Helsinki, Finland; Tokyo, Japan; Yokosuka Research Park, Japan; and Melbourne, Australia.

Item 3.     Legal Proceedings

      A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana has been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A preliminary hearing on the matter has been scheduled for March 6, 2003 at which time the Company expects that a trial date will be established. The Company strongly believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company anticipates that it would seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.	Market For the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2001		2002

	High	Low	High	Low

First fiscal quarter	$18.63	$9.56	$29.75	$12.50
Second fiscal quarter	$38.81	$15.13	$30.90	$16.50
Third fiscal quarter	$39.59	$16.78	$27.50	$14.27
Fourth fiscal quarter	$23.50	$11.72	$15.80	$8.96

      The Company had approximately 51 stockholders of record as of November 29, 2002. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business. Therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode (ATM)	A cell-based network technology protocol that supports simultaneous transmission of data, voice and video typically at T-1 or higher speeds.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

E-1	A digital transmission link used by European carriers to transmit thirty-two 64 Kbps digital channels for voice or data.

Frame Relay	An access standard that employs a form of packet switching to facilitate high-speed data communications.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

Graphical User Interface (GUI)	A graphics-based computer interface that usually incorporates icons, pull-down menus and a mouse.

Intelligent Network (IN)	A network that allows functionality to be distributed flexibly to a variety of nodes on and off the network and allows that architecture to be modified to control network services.

Integrated Services Digital Network (ISDN)	An international telecommunications standard for transmitting voice, data and video over digital lines at transmission speeds of up to 142 Kbps.

Interim Standard 41 (IS-41)	A signaling protocol used in the North American cellular applications.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

T-1	A point-to-point dedicated line with transmission speeds of up to 1.544 Mbps widely used for private networks and high-speed links to the Internet.

V5	A European standard protocol for the interface between the access network and the carrier switch principally for basic telephony.

Variant	A specific implementation of a protocol, typically unique to a country or region.

X.25	A switched communications protocol that defines how data streams are to be assembled into packets, controlled, routed and protected as they cross a network.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the Internet.

Item 6.     Selected Financial Data

      The following selected financial data is qualified by reference to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

	Fiscal Year Ended September 30,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
Products	$15,833	$25,505	$22,045	$34,689	$33,988
Services	2,373	3,450	5,001	5,197	6,051

Total revenues	18,206	28,955	27,046	39,886	40,039

Cost of revenues:
Products	1,852	2,701	2,209	3,794	2,700
Services	564	945	971	591	1,172

Total cost of revenues	2,416	3,646	3,180	4,385	3,872

Gross profit	15,790	25,309	23,866	35,501	36,167

Operating expenses:
Research and development	2,001	2,777	3,037	4,938	7,520
Sales and marketing	3,242	5,623	9,427	10,673	10,714
General and administrative	2,188	2,485	3,703	5,369	4,956
Offering costs	769	—	—	—	—
Purchased in-process research and development	—	—	—	—	1,400

Total operating expenses	8,200	10,885	16,167	20,980	24,590

Operating income	7,590	14,424	7,699	14,521	11,577
Interest income	594	1,294	2,674	2,919	1,427
Other income (expense), net	(263)	(107)	169	(585)	(219)

Income from continuing operations before income taxes	7,921	15,611	10,542	16,855	12,785
Provision for income taxes	3,396	6,706	3,976	5,810	3,580

Income from continuing operations	4,525	8,905	6,566	11,045	9,205
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	—	—	—	(56)

Net income	$4,525	$8,905	$6,566	$11,045	$9,149

Net income per share — basic:
Income from continuing operations	$0.44	$0.75	$0.51	$0.85	$0.71
Loss from discontinued operations	—	—	—	—	(0.00)

Net income per share — basic:	$0.44	$0.75	$0.51	$0.85	$0.70

Net income per share — diluted:
Income from continuing operations	$0.41	$0.73	$0.50	$0.83	$0.69
Loss from discontinued operations	—	—	—	—	(0.00)

Net income per share — diluted:	$0.41	$0.73	$0.50	$0.83	$0.69

Shares used in per share calculation:
Basic	10,369	11,874	12,801	12,933	13,039

Diluted	10,940	12,217	13,123	13,276	13,313

	September 30,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$15,229	$41,654	$48,637	$61,476	$35,365
Working capital	14,004	42,372	49,164	61,517	28,852
Total assets	19,495	50,667	59,343	72,833	117,850
Redeemable common stock	5,000	—	—	—	—
Convertible notes payable	—	—	—	—	18,081
Total stockholders’ equity	10,150	43,589	50,887	63,490	72,965

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of income to total revenues.

	Percentage of Total Revenues
	Year Ended September 30,

	2000	2001	2002

Revenues:
Products	81.5%	87.0%	84.9%
Services	18.5	13.0	15.1

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	8.2	9.5	6.8
Services	3.6	1.5	2.9

Total cost of revenues	11.8	11.0	9.7

Gross profit	88.2	89.0	90.3

Operating expenses:
Research and development	11.2	12.4	18.8
Sales and marketing	34.8	26.8	26.8
General and administrative	13.7	13.4	12.3
Purchased in process research and development	—	—	3.5

Total operating expenses	59.7	52.6	61.4

Operating income	28.5	36.4	28.9
Interest income	9.9	7.4	3.5
Other income (expense), net	0.6	(1.5)	(0.5)

Income from continuing operations before income taxes	39.0	42.3	31.9
Provision for income taxes	14.7	14.6	8.9

Income from continuing operations	24.3	27.7	23.0
Loss from discontinued operations	—	—	(0.1)

Net income	24.3%	27.7%	22.9%

Gross profit margin on products	90.0%	89.1%	92.1%

Gross profit margin on services	80.6%	88.6%	80.6%

Item 7.     Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s revenues are derived from product sales, which include both licenses of the DCT and MGTS system software and sales of DCT and MGTS hardware, and from services, which include customer support under software support contracts as well as installation and training. Prices for the DCT and MGTS systems vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation or PC from the Company or provide a workstation or PC to the Company for configuration. Product sales are recognized upon shipment or, if installation services are purchased, when installation is complete, provided collection is probable.

      The Company offers product warranties for various lengths of time, depending on the product and country of purchase or operation. Customers may elect to purchase an annual software support contract which includes both ongoing technical support and any new software releases on a when-and-if available basis during the term of the support contract. These software releases may include updates for protocols already licensed by the customer. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers often purchase onsite training, which is charged on a fixed-price basis and recognized when the training is complete.

Significant Accounting Policies

      The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements included below.

     Revenue Recognition

      Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installation is complete, if installation services are purchased, provided collection is probable. Training and maintenance revenues are based on the Company’s established history of separate sales of training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

     Foreign Currency Translations

      Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies because the majority of their revenues, expenses, assets and liabilities are denominated in those local currencies. In consolidation, assets and liabilities are translated at period-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Only gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

     Foreign Exchange Risk and Derivative Financial Instruments

      The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. The cost of options and any gains or losses on forward contracts are included in other income (expense).

     Use of estimates; allowance for doubtful accounts

      The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company specifically analyzes accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance as of September 30, 2002 was $11.0 million, net of allowance for doubtful accounts of $38,000.

     Accounting for income taxes

      As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. The Company then assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, establishes a valuation allowance. To the extent that the Company establishes or increases a valuation allowance in a period, the change is included as an expense within the tax provision in the consolidated statement of income.

Fiscal Years Ended September 30, 2001 and 2002

      Revenues, cost of revenues and expenses for the year ended September 30, 2002 include the results of the continuing operations of NDB from August 30, 2002, the date it was acquired by the Company as described in more detail on page 1 above and exclude the results of the discontinued distribution and consulting businesses engaged in by Tekelec Limited in Japan as described in Note 4 of the Notes to the Consolidated Financial Statements.

     Revenues

      Total revenues increased by less than 1% from $39.9 million in fiscal 2001 to $40.0 million in fiscal 2002. Product revenues decreased by approximately 2% from $34.7 million in fiscal 2001 to $34.0 million in fiscal 2002, reflecting decreased shipments of the Company’s DCT product. Services revenues increased by approximately 16% from $5.2 million in fiscal 2001 to $6.1 million in fiscal 2002 due to the increase in the number of systems under maintenance and to the inclusion of one month of revenues from MGTS services in fiscal 2002.

     Cost of Revenues

      Cost of product revenues decreased by approximately 29% from $3.8 million in fiscal 2001 to $2.7 million in fiscal 2002. Gross margin on product revenues increased from 89.1% in fiscal 2001 to 92.1% in fiscal 2002. This increase in gross profit margin occurred despite the inclusion of one month of revenues from the lower margin MGTS product in the latter year, and reflected lower cost of goods on the hardware component of the Company’s DCT2000 product. The Company anticipates that gross profit margin will decrease in future periods due to the inclusion of the higher cost MGTS products in the entirety of those periods.

      Cost of services revenues increased by approximately 98% from $591,000 in fiscal 2001 to $1.2 million in fiscal 2002 due to increases in the number of customer support personnel and the associated costs. Gross margin on services revenues decreased from 88.6% in fiscal 2001 to 80.6% in fiscal 2002 as the cost of providing services revenues, consisting primarily of compensation costs, grew more than the associated revenues. Gross margin on services revenues may also vary depending on the timing of system sales and support contract renewals.

     Research and Development

      Research and development expenses increased by approximately 52% from $4.9 million in fiscal 2001 to $7.5 million in fiscal 2002 due primarily to higher compensation costs resulting from a significant increase in the number of personnel engaged in research and development. This increase in research and development personnel reflected both the addition of 15 employees throughout fiscal 2002 and the 53 personnel who joined with the acquisition of NDB one month prior to the end of fiscal 2002. As a percentage of total revenues, research and development expenses increased from 12.4% to 18.8% over the same period. The Company expects the absolute annual level of research and development expenses to increase in future periods as a result of the NDB acquisition.

     Sales and Marketing

      Sales and marketing expenses remained unchanged at $10.7 million from fiscal 2001 to fiscal 2002 as the addition of one month of expenses related to NDB sales and marketing expenses was offset by a 14% reduction in the number of non-NDB personnel engaged in sales and marketing as well as by a reduction in variable compensation expense. As a percentage of total revenues, sales and marketing expenses remained unchanged at 26.8% of revenues from fiscal 2001 to fiscal 2002. The Company expects the absolute annual level of sales and marketing expenses to increase in future periods as a result of additional salary and amortization costs to be incurred as a result of the NDB acquisition.

     General and Administrative

      General and administrative expenses decreased by approximately 8% from $5.4 million in fiscal 2001 to $5.0 million in fiscal 2002. This decrease was due primarily to decreases in performance related bonuses, recruitment costs and legal fees. As a percentage of total revenues, general and administrative expenses decreased from 13.4% to 12.3% over the same period. The Company expects the absolute annual level of general and administrative expenses to increase in future periods as a result of the NDB acquisition.

     Purchased In-process Research and Development

      In fiscal 2002 $1.4 million in purchased in-process research and development was charged to operating expenses. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined by an independent appraiser using established valuation techniques and was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition.

     Interest Income

      Interest income decreased from $2.9 million in fiscal 2001 to $1.4 million in fiscal 2002 due to lower prevailing rates of return.

     Other Expense

      Other expense decreased from $585,000 in fiscal 2001 to $219,000 in fiscal 2002 due to reduced foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to the absence in fiscal 2002 of a $0.2 million loss incurred in fiscal 2001 on a sale of a marketable security.

     Income taxes

      The Company’s effective tax rate decreased from 34.5% in fiscal 2001 to 28.0% in fiscal 2002. This decrease reflects an increase in the percentage of pre-tax income derived from international operations by the Company’s Irish subsidiary, which is subject to a lower income tax rate than the U.S. parent company.

Fiscal Years Ended September 30, 2000 and 2001

     Revenues

      Revenues increased by approximately 48% from $27.0 million in fiscal 2000 to $39.9 million in fiscal 2001. Product revenues increased by approximately 57% from $22.0 million in fiscal 2000 to $34.7 million in fiscal 2001 due to increased shipments of the Company’s DCT2000 product at higher average unit prices. Services revenues increased by approximately 4% from $5.0 million in fiscal 2000 to $5.2 million in fiscal 2001. Services revenues increased more slowly than product revenues due to attrition in the maintenance base as older systems were replaced.

     Cost of Revenues

      Cost of product revenues increased by approximately 72% from $2.2 million in fiscal 2000 to $3.8 million in fiscal 2001 due to increased shipments of the Company’s DCT2000 product. Gross margin on product revenues decreased slightly from 90.0% in fiscal 2000 to 89.1% in fiscal 2001.

      Cost of services revenues decreased by approximately 39% from $971,000 in fiscal 2000 to $591,000 in fiscal 2001. Gross margin on services revenues increased from 80.6% in fiscal 2000 to 88.6% in fiscal 2001 as services revenues grew more than the associated costs. Gross margin on services revenues varies depending on the timing of system sales and support contract renewals.

     Research and Development

      Research and development expenses increased by approximately 63% from $3.0 million in fiscal 2000 to $4.9 million in fiscal 2001 due to higher compensation costs resulting from a 72% increase in the number of personnel engaged in research and development. As a percentage of total revenues, research and development expenses increased from 11.2% to 12.4% over the same period as expenses increased with the increase in revenues.

     Sales and Marketing

      Sales and marketing expenses increased by approximately 13% from $9.4 million in fiscal 2000 to $10.7 million in fiscal 2001 due to higher compensation costs resulting from a 27% increase in the number of personnel engaged in sales and marketing. As a percentage of total revenues, sales and marketing expenses decreased from 34.8% in fiscal 2000 to 26.8% in fiscal 2001.

     General and Administrative

      General and administrative expenses increased by approximately 45% from $3.7 million in fiscal 2000 to $5.4 million in fiscal 2001. This increase was due to increases in staffing levels, compensation expenses (including executive bonuses and relocation costs), occupancy costs, recruitment costs and legal and accounting fees. As a percentage of total revenues, general and administrative expenses decreased from 13.7% to 13.4% over the same period.

     Interest Income

      Interest income increased from $2.7 million in fiscal 2000 to $2.9 million in fiscal 2001 due to the increase in funds invested and to higher prevailing rates of return early in the fiscal year.

     Other Income (expense)

      Other income (expense) decreased from income of $169,000 in fiscal 2000 to an expense of $585,000 in fiscal 2001 due primarily to foreign exchange losses, including losses realized on forward contracts entered into which were denominated in currencies other than the US dollar, and to a loss on a sale of a marketable security.

     Income taxes

      The Company’s effective tax rate decreased from 37.7% in fiscal 2000 to 34.5% in fiscal 2001. This decrease reflects primarily the impact of the creation of an Irish subsidiary for international distribution of the Company’s products.

Liquidity and Capital Resources

      Historically, the Company has financed its operations primarily through cash generated from operations and from the proceeds of its initial public offering completed on February 11, 1999. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

      On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The total purchase price consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004 and $4.3 million in transaction costs which have been capitalized and added to the purchase price for accounting purposes. Based on an independent valuation, a fair value of $18.1 million has been assigned to the notes. The total purchase price is subject to a net working capital adjustment pursuant to the terms of the Asset Purchase Agreement following the completion of a closing date balance sheet audit. NDB’s principal product is the MGTS digital telecommunications test system, which is similar to the Company’s DCT test systems.

      The Company’s operating activities provided cash of $7.3 million, $12.5 million and $16.1 million in fiscal 2000, 2001 and 2002, respectively, principally from net income in those periods and, in 2002, from an increase in accrued liabilities. Investing activities, consisting primarily of purchases and sales of short-term investments, additions to property and equipment and the acquisition of NDB, used cash of $11.2 million in fiscal 2000, provided cash of $25.6 million in fiscal 2001 and used cash of $48.1 million in fiscal 2002. Financing activities provided cash of $230,000, $1.0 million and $723,000 in fiscal 2000, 2001 and 2002, respectively, from the exercise of stock options and the sale of shares under the employee stock purchase plan.

      As of September 30, 2002, the Company had working capital of $28.9 million, cash and cash equivalents of $12.6 million and short-term investments of $22.8 million. As of September 30, 2002, the Company had the following contractual obligations, in millions:

		Payments Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal payable under convertible notes	$17.3	$—	$17.3	$—	$—
Operating leases	4.3	1.1	2.3	0.7	0.2

Total contractual cash obligations	$21.6	$1.1	$19.6	$0.7	$0.2

The Company expects that capital expenditures will total approximately $1.2 million in fiscal 2003.*

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

Audit Committee Approval of Non-audit Services

      In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing non-audit services approved by the Company’s Audit Committee to be performed by the Company’s independent accountants. Non-audit services are services other than those provided in connection with an audit or a review of the financial statements of the Company. During the three months ended September 30, 2002, the Audit Committee approved engagements of PricewaterhouseCoopers LLP, the Company’s independent accountants, for the following non-audit services: (1) tax services; and (2) services in connection with the Company’s acquisition of NDB.

Factors That May Affect Future Results

      The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors that may affect future results and that could cause actual results to differ materially from those projected in forward-looking statements that may be made by the Company from time to time.

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

      For all of the foregoing factors, as well as other unanticipated factors, it is possible that in some future quarter, the Company’s results of operations could fail to meet the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company’s business, the price of the Company’s common stock will likely be materially adversely affected.

Dependence on Limited Number of Customers

      The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the fiscal year ended September 30, 2002, the Company’s top five customers represented approximately 64% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

Risks Relating to Acquisitions

      As part of its business strategy, the Company acquired NDB on August 30, 2002 and may make further acquisitions of, or significant investments in, companies, products or technologies that it believes are complementary, although no such acquisitions or investments are currently pending. The NDB acquisition and any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company’s ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired Company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of the integration of new management personnel. The Company has no experience in assimilating acquired companies or product lines into its operations. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with the NDB acquisition or any such future acquisitions. Furthermore, future acquisitions by the Company could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company’s business, financial condition and results of operation or on the market price of the Company’s common stock.

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

Risk Associated with International Operations

      International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last three fiscal years, a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan remain weak, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

      Many of the Company’s international sales, including its sales in Japan, are denominated in local currencies. Although the Company currently engages in hedging transactions with respect to certain receivables resulting from certain inter-company sales, there can be no assurance that the Company will continue to do so or that its hedging activities will be successful. Fluctuations in foreign currency exchange rates may contribute to fluctuations in the Company’s operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of the Company’s operations in affected markets. Similarly, such fluctuations may cause the Company to raise prices, which could affect demand for the Company’s products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which the Company does business, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

Dependence on Customer Outsourcing of Test Systems

      The Company’s success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of the Company’s products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of the Company’s present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. There can be no assurance that the Company’s customers will continue, or that new customers will choose, to outsource any of their test systems and service requirements or that the Company’s products and services will be widely adopted. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if the Company’s products and services are not widely adopted as a telecommunications test solution, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

     Dependence on Key Personnel

      The Company’s future growth and success depends to a significant extent upon the continuing services of its executive officers and other key employees. The Company does not have long-term employment agreements or non-competition agreements with any of its employees. Competition for qualified management and other high-level telecommunications industry personnel is intense, and there can be no assurance that the

Company will be successful in attracting and retaining such personnel. The loss of services of any key employees would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company maintains, and is the beneficiary of, a key person life insurance policy in the amount of $800,000 with respect to Dr. Richard A. Karp, the Company’s Chief Executive Officer and Chairman of the Board.

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

     Product Concentration

      To date, substantially all of the Company’s revenues have been attributable to sales of the DCT family of products and related services. With the recent acquisition of NDB, the Company has expanded its product line to include the similar MGTS products, and currently expects the DCT and MGTS families of products and related services to account for substantially all of its revenues for the foreseeable future.* As a result, factors adversely affecting the pricing of or demand for DCT and MGTS products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the DCT and MGTS families of products. There can be no assurance that the Company will continue to be successful in developing and marketing the DCT and MGTS families of products and related services.

     Effective Control By Principal Stockholder

      As of September 30, 2002, Dr. Richard A. Karp beneficially owned 5,873,430 shares or approximately 45% of the Company’s common stock outstanding on such date, which includes 2,196,875 shares beneficially owned as of such date by Ms. Nancy H. Karp. Dr. Karp has voting control through a voting trust, but not dispositive power, with respect to the shares beneficially owned by Ms. Karp. As a result, Dr. Karp may have the ability to effectively control matters requiring approval by the stockholders of the Company, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     Limited Protection of Proprietary Rights; Enforcement of Rights

      The Company’s success and its ability to compete effectively are dependent in part upon its proprietary technology. The Company relies on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect its proprietary rights. To date, the Company has generally not sought patent protection for its proprietary technology. There can be no assurance that patent protection will not become a more significant factor in the Company’s industry in the future. Likewise, there can be no assurance that the measures the Company undertakes will be adequate to protect its proprietary technology. To date, the Company has federally registered certain of its trademarks or copyrights. The Company’s practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of the Company’s trademarks and copyrights would not have a material adverse effect on the Company’s intellectual property rights in the future. Additionally, the Company may be subject to further risks as it enters into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to duplicate aspects of the Company’s products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to the Company’s products. The failure of the Company to protect its proprietary technology would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

      At September 30, 2002, the Company had forward exchange contracts maturing in fiscal 2003 to sell approximately $17,000 in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2002 was not material.

      The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations and believes that any such losses would not be material.*

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of September 30, 2002, short-term investments consisted of available-for-sale securities, including those classified as cash equivalents, of $27.9 million (see “Note 5. Balance Sheet Components” in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CATAPULT COMMUNICATIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Page

Consolidated Financial Statements:
Report of Independent Accountants	28
Consolidated Balance Sheets at September 30, 2001 and 2002	29
Consolidated Statements of Income for each of the three years in the period ended September 30, 2002	30
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2002	31
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2002	32
Notes to Consolidated Financial Statements	33
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto
Supplementary Financial Data (unaudited):
Quarterly Financial Data for the two years ended September 30, 2001 and 2002	47

Report of Independent Accountants

To the Board of Directors and Stockholders of

Catapult Communications Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

October 31, 2002

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2001	2002

	(In thousands, except
	share and per
	share data)
ASSETS
Current Assets:
Cash and cash equivalents	$44,202	$12,575
Short-term investments	17,274	22,790
Accounts receivable, net of allowances of $73 and $38	7,234	11,009
Inventories	1,124	3,869
Deferred income taxes	628	1,214
Prepaid expenses	398	1,563
Assets of discontinued operations	—	2,636

Total current assets	70,860	55,656
Property and equipment, net	1,430	3,874
Goodwill and other intangibles, net	—	57,148
Other assets	543	1,172

Total assets	$72,833	$117,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,107	$2,594
Accrued liabilities	6,027	18,829
Deferred revenue	2,209	4,492
Liabilities of discontinued operations	—	889

Total current liabilities	9,343	26,804
Convertible notes payable	—	18,081

Total liabilities	9,343	44,885

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,990,960 and 13,055,273 issued and outstanding as at September 30, 2001 and 2002, respectively	13	13
Additional paid-in capital	21,758	22,625
Deferred stock-based compensation	—	(111)
Accumulated other comprehensive income	612	182
Treasury stock, 50,000 shares at cost	(300)	(300)
Retained earnings	41,407	50,556

Total stockholders’ equity	63,490	72,965

Total liabilities and stockholders’ equity	$72,833	$117,850

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2000	2001	2002

	(In thousands, except
	per share data)
Revenues:
Products	$22,045	$34,689	$33,988
Services	5,001	5,197	6,051

Total revenues	27,046	39,886	40,039

Cost of revenues:
Products	2,209	3,794	2,700
Services	971	591	1,172

Total cost of revenues	3,180	4,385	3,872

Gross profit	23,866	35,501	36,167

Operating expenses:
Research and development	3,037	4,938	7,520
Sales and marketing	9,427	10,673	10,714
General and administrative	3,703	5,369	4,956
Purchased in-process research and development	—	—	1,400

Total operating expenses	16,167	20,980	24,590

Operating income	7,699	14,521	11,577
Interest income	2,674	2,919	1,427
Other income (expense), net	169	(585)	(219)

Income from continuing operations before income taxes	10,542	16,855	12,785
Provision for income taxes	3,976	5,810	3,580

Net income from continuing operations	6,566	11,045	9,205
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	—	(56)

Net income	$6,566	$11,045	$9,149

Net income per share — basic:
Income from continuing operations	$0.51	$0.85	$0.71
Loss from discontinued operations	—	—	(0.00)

Net income per share — basic:	$0.51	$0.85	$0.70

Net income per share — diluted:
Income from continuing operations	$0.50	$0.83	$0.69
Loss from discontinued operations	—	—	(0.00)

Net income per share — diluted:	$0.50	$0.83	$0.69

Shares used in per share calculation:
Basic	12,801	12,933	13,039

Diluted	13,123	13,276	13,313

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Stock-based		Other		Total
			Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Stock	Equity	Income

	(In thousands, except share data)
Balance at September 30, 1999	12,689,394	$13	$20,040	($132)	$23,796	$172	($300)	$43,589	$9,084

Issuance of common stock	158,583	—	230	—	—	—	—	230
Amortization of deferred stock compensation	—	—	—	72	—	—	—	72
Currency translation adjustment	—	—	—	—	—	395	—	395	$395
Unrealized gain on investments	—	—	—	—	—	35	—	35	35
Net income	—	—	—	—	6,566	—	—	6,566	6,566

Balances at September 30, 2000	12,847,977	13	20,270	(60)	30,362	602	(300)	50,887	$6,996

Issuance of common stock	142,983	—	969	—	—	—	—	969
Amortization of deferred stock compensation	—	—	—	60	—	—	—	60
Currency translation adjustment	—	—	—	—	—	(43)	—	(43)	$(43)
Unrealized gain on investments	—	—	—	—	—	53	—	53	53
Net income	—	—	—	—	11,045	—	—	11,045	11,045

Balances at September 30, 2001	12,990,960	13	21,758	—	41,407	612	(300)	63,490	$11,055

Issuance of common stock	64,313	—	723	—	—	—	—	723
Deferred stock- based compensation	—		144	(144)				—
Amortization of deferred stock-based compensation	—	—	—	33	—	—	—	33
Currency translation adjustment	—	—	—	—	—	(353)	—	(353)	$353
Unrealized loss on investments	—	—	—	—	—	(77)	—	(77)	(77)
Net income	—	—	—	—	9,149	—	—	9,149	9,149

Balances at September 30, 2002	13,055,273	$13	$22,625	$(111)	$50,556	$182	$(300)	$72,965	$9,078

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2000	2001	2002

	(In thousands)
Cash flows from operating activities:
Net income	$6,566	$11,045	$9,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	731	807
Amortization of deferred stock compensation	72	60	33
Purchased in-process research and development	—	—	1,400
Amortization of acquisition related intangibles	—	—	285
Deferred income taxes	(373)	635	(586)
Loss (gain) on sale of property and equipment	—	(7)	68
Tax benefit from exercise of stock options	—	519	—
Amortization of convertible note premium	—	—	(34)
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	222	(1,604)	689
Inventories	(694)	275	344
Prepaid expenses	(342)	293	116
Assets of discontinued operations	—	—	(2,636)
Other assets	25	(349)	(202)
Accounts payable	418	245	684
Accrued liabilities	953	292	4,958
Deferred revenue	7	350	162
Liabilities of discontinued operations	—	—	889

Net cash provided by operating activities	7,322	12,485	16,126

Cash flows from investing activities:
Sale and maturities of short-term investments	84,449	109,259	90,200
Purchase of short-term investments	(94,683)	(83,043)	(95,792)
Acquisition, net of cash acquired	—	—	(41,942)
Purchase of property and equipment, net	(999)	(625)	(589)

Net cash provided (used) by investing activities	(11,233)	25,591	(48,123)

Cash flows from financing activities:
Proceeds from issuance of common stock	230	969	723

Net cash provided by financing activities	230	969	723

Effect of exchange rate changes on cash and cash equivalents	395	(43)	(353)

Net increase (decrease) in cash and cash equivalents	(3,286)	39,002	(31,627)
Cash and cash equivalents, beginning of year	8,486	5,200	44,202

Cash and cash equivalents, end of year	$5,200	$44,202	$12,575

Supplemental disclosures of cash flow information:
Income taxes paid	$2,246	$5,307	$3,510

Supplemental disclosure of non cash investing and financing activities:
Convertible note issued for acquisition	$—	$—	$18,115

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

      The Company designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe and Japan. The Company conducts its business within one industry segment.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K., Catapult Communications International Limited, Tekelec Limited (from the August 30, 2002 date it was acquired by the Company) and ISDN Technologies, Ltd. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company maintains its cash in bank deposit accounts at financial institutions in the United States, Japan, the United Kingdom, Ireland and Canada.

      Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market instruments.

Short-Term Investments

      Short-term investments are investments with original maturity between 91 days and one year. The Company’s short-term investments are placed in portfolios managed by four professional money management firms. At September 30, 2002, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

      At September 30, 2002, the Company’s short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheet. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in the consolidated statement of income.

Revenue Recognition

      Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installation is complete, if

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installation services are purchased, provided collection is probable. Training and maintenance services revenues are based on the Company’s established history of separate fees charged for training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

Foreign Currency Translations

      Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of income and amounted to losses of $5,000, $335,000 and $248,000 in fiscal 2000, 2001 and 2002, respectively.

Derivative Financial Instruments

      The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to fluctuations in foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to hedge against future movements in foreign exchange rates that could affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with the underlying receivables being hedged in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts generally offsets the related impact on the exposures hedged, these financial instruments have not subjected the Company to speculative risk that would otherwise result from changes in currency exchange rates. Any gains and losses realized on forward exchange contracts offset foreign exchange transaction gains or losses for revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense).

      At September 30, 2002, the Company had forward exchange contracts and options maturing in fiscal 2003 to sell approximately $17,000 in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2002 was not material.

Fair Value of Financial Instruments

      The carrying value of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to their relatively short maturity. The fair value of the convertible notes payable was determined by an independent valuation and includes a premium over the principal amounts payable.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Year Ended
	September 30,

	2000	2001	2002

Customer A	23%	—	12%
Customer B	12%	15%	—
Customer C	—	16%	14%
Customer D	—	16%	24%
Customer E	—	11%	—

      At September 30, 2001, three customers accounted for 28%, 23% and 19% of total accounts receivable, respectively. At September 30, 2002, five customers accounted for 17%, 14%, 11%, 10% and 10% of total accounts receivable, respectively.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax assets unless it is more likely than not that they will be realized, either through the generation of future taxable income or through carryback potential.

Stock-based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

Earnings per Share

      The Company has presented earnings per share for all periods in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common share equivalents (options) issued (using the treasury stock method). The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

	Year Ended September 30,

	2000	2001	2002

	(In thousands, except share and per share data)
Income from continuing operations	$6,566	$11,045	$9,205
Loss from discontinued operations	—	—	(56)

Net income	$6,566	$11,045	$9,149

Weighted average shares outstanding	12,801,000	12,933,000	13,039,000
Dilutive options	322,000	343,000	274,000
Weighted average shares assuming dilution	13,123,000	13,276,000	13,313,000

Income per share from continuing operations:
Basic	$0.51	$0.85	$0.71

Diluted	$0.50	$0.83	$0.69

Loss per share from discontinued operations:
Basic	—	—	($0.00)

Diluted	—	—	($0.00)

Net income per share:
Basic	$0.51	$0.85	$0.70

Diluted	$0.50	$0.83	$0.69

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Diluted earnings per share do not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended September 30,

	2000	2001	2002

Common stock options	290,000	17,000	242,000

Convertible notes payable	—	—	1,081,000

Comprehensive Income

      As of October 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires separate reporting of comprehensive income which is “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.”

      The accumulated balances for each component of accumulated other comprehensive income are as follows:

	September 30,

	2001	2002

Unrealized holding gain on short-term investments	$88,000	$11,000
Foreign exchange translation adjustments	524,000	171,000

	$612,000	$182,000

Recently Issued Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and certain provisions of APB Opinion No. 30, “Reporting Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002 and rescinds both SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and the amendment to SFAS No. 4, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. Through this rescission, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements.

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

Note 2 — Business Combination: NDB Acquisition

      On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $69.4 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, an independent valuation premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.3 million and a net working capital adjustment in the estimated amount of $4.5 million pursuant to the terms of the Asset Purchase Agreement payable following the completion of a closing date balance sheet audit. The amount of this adjustment has not yet been agreed or paid and the amounts included in these consolidated financial statements relating to the purchase price and the assets acquired are preliminary estimates subject to the net working capital adjustment.

      NDB’s principal product is the MGTS digital telecommunications test system, which is similar to the Company’s DCT test systems. NDB operates in the same market segment as the Company, the development and manufacture of advanced digital telecommunications test products. The Company acquired NDB in order to enhance its position in the digital telecommunications test market.

      The consolidated financial statements include the operating results of NDB from the date of acquisition.

      Based upon a preliminary independent valuation, the estimated purchase price has been allocated as follows:

Asset category	Value

(In millions)
Net tangible assets	$10.6
Purchased in-process research and development	1.4
Intangible assets	7.6
Goodwill	49.8

Net assets acquired	$69.4

      The amount of $1.4 million allocated to purchased in-process research and development was charged to operating expenses upon acquisition. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined by an independent appraiser using established valuation techniques and was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents details of the purchased intangible assets:

		Estimated Useful
Intangible asset	Amount	Life (in months)

	(In millions)
Core technology and trade names	$5.8	84
Customer relationships	1.0	84
Non-compete agreement	0.4	96
Systems backlog	0.4	6

Total	$7.6

      The estimated future amortization expense of purchased intangible assets as of September 30, 2002 is as follows:

Year ending September 30,	Amount

(In millions)
2003	$1.2
2004	1.0
2005	1.0
2006	1.0
2007	1.0
Thereafter	2.1

Total	$7.3

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has determined that it has only one reporting unit. Of the total goodwill, approximately $25 million is expected to be deductible for tax purposes.

      The Company will adopt the provisions of SFAS No. 142 effective October 1, 2002, and will perform an impairment review of its goodwill balance upon initial adoption. The Company will continue to test for impairment on an annual basis and on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s reporting unit below its carrying amount.

      The unaudited pro forma information set forth below assumes the acquisition of NDB had occurred at the beginning of fiscal 2001. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the future results of operations of the Company or the results of operations that would have been achieved had the acquisitions been consummated at that time.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended September 30,

Pro forma information	2002	2001

	(In thousands, except
	data per share)
Revenue	$69,660	$86,276
Income (loss) from continuing operations	$(1,796)	$3,507
Income (loss) per share from continuing operations — basic	$(0.14)	$0.27
Income (loss) per share from continuing operations — diluted	$(0.14)	$0.26

Note 3 — Restructuring of Acquired Business

      Prior to the effective date of the acquisition, the Company developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with the Company’s previously established Tokyo office. On completion of the acquisition, the plan was communicated to the employee group as a whole and the estimated costs were included in the liabilities assumed on closing as follows.

	Accrual as at	Paid through	Balance at
Restructuring costs	August 30, 2002	September 30, 2002	September 30, 2002

	(In millions)
Redundancy compensation costs	$1.8	$0.6	$1.2
Occupancy costs	0.3	—	0.3
Professional costs	0.2	—	0.2

Total	$2.3	$0.6	$1.7

      Payment of the balance as at September 30, 2002 is expected to be completed by March 31, 2003.

Note 4 — Discontinued Operations

      Effective September 30, 2002, the Company discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The results of operations and the assets and liabilities of the discontinued operations are segregated in the consolidated financial statements. The revenue and pre-tax loss attributable to discontinued operations in the amounts of $2.2 million and $0.1 million respectively have been excluded from the consolidated statement of income.

NOTE 5 — Balance Sheet Components

	September 30,

	2001		2002

Short-term investments and cash equivalents:	Cost	Market value	Cost	Market value

	(In thousands)
U.S. government, corporations and agencies	$10,823	$10,873	$4,359	$4,396
Commercial paper	27,953	27,991	4,439	4,445
State and municipal securities	18,251	18,251	19,086	19,054

	$57,027	$57,115	$27,884	$27,895

less cash equivalents		(39,841)		(5,105)

Short-term investments		$17,274		$22,790

      Unrealized gains on short-term investments were $88,000 and $11,000 as at September 30, 2001 and 2002, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,

	2001	2002

	(In thousands)
Inventories:
Raw materials	$1,074	$3,371
Work-in-process	6	21
Finished goods	44	477

	$1,124	$3,869

Property and equipment:
Equipment	$2,630	$5,572
Leasehold improvements	1,045	1,148

	3,675	6,720
Less accumulated depreciation and amortization	(2,245)	(2,846)

	$1,430	$3,874

Accrued liabilities:
Payroll and related expenses	$1,911	$3,299
Income taxes payable	2,761	5,972
Acquisition related expenses, including estimated net working capital adjustment	—	7,226
Other	1,355	2,331

	$6,027	$18,828

Allowance for doubtful accounts:
Balance at beginning of year	$83	$73
Charged (credited) to cost and expenses	125	(35)
Write-off of bad debts	(135)	—

Balance at end of year	$73	$38

Note 6 — Convertible Notes Payable

      In connection with the acquisition of NDB described in Note 2, the Company’s Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes have been guaranteed by the Company, bear interest at 2% and are due and payable on or before August 30, 2004. The notes are convertible at the option of the holder into 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

      The fair value of the notes, as determined by an independent valuation, was $18.1 million, which has been recorded in the balance sheet. The premium of $0.8 million is being amortized to interest income over the term of the notes on an effective interest method.

      On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Taxes

      Consolidated income before income taxes includes non-U.S. income of approximately $681,000, $7.7 million and $10.1 million in fiscal 2000, 2001 and 2002, respectively.

      The provision for income taxes consists of the following:

	Year Ended September 30,

	2000	2001	2002

	(In thousands)
Current:
U.S. federal	$3,546	$3,269	$2,419
State	516	503	190
Foreign	260	1,676	2,047

	4,322	5,448	4,656

Deferred:
U.S. federal	(340)	308	(1,001)
State	(6)	54	(75)
Foreign	—	—	—

	(346)	362	(1,076)

	$3,976	$5,810	$3,580

      A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	September 30,

	2000	2001	2002

Tax at federal rate	35%	35%	34%
State taxes, net of federal benefit	3	3	—
Excess foreign tax rate	—	(2)	(5)
Other	—	(2)	(1)

	38%	34%	28%

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets consist of the following:

	September 30,

	2001	2002

	(In thousands)
Accruals and reserves	$715	$1,449
Foreign net operating losses	102	—
Current and deferred state taxes	104	63
Foreign tax credit	—	255
Other	82	210

Total	1,003	1,977
Valuation allowance	(102)	—

	901	1,977
Less: Non-current portion	273	763

	$628	$1,214

      The Company had foreign net operating losses of $310,000 at September 30, 2001, which had a full valuation allowance. These losses were fully utilized during the fiscal year ended September 30, 2002.

      U.S. income taxes and foreign withholding taxes were not provided on a cumulative total of $12.7 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

Note 8 — Stockholders’ Equity

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock option activity from September 30, 1999 through September 30, 2002 is set forth below:

	Number of
	Options	Weighted Average
	Outstanding	Exercise Price

Balance, September 30, 1999	708,952	$6.68
Options granted	270,037	$11.98
Options exercised	(142,463)	$0.93
Options canceled	(18,266)	$9.09

Balance, September 30, 2000	818,260	$9.62
Options granted	358,741	$16.98
Options exercised	(124,339)	$6.06
Options canceled	(19,116)	$12.43

Balance, September 30, 2001	1,033,546	$12.39
Options granted	263,640	$18.53
Options exercised	(50,340)	$9.03
Options canceled	(18,204)	$18.84

Balance, September 30, 2002	1,228,642	$13.75

      As of September 30, 2002, 674,043 options remained available for grant.

      As of September 30, 2002, the options outstanding and exercisable are presented below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$ 0.23 – $ 9.90	229,043	3.5	$1.36	226,025	$1.25
$ 9.91 – $15.00	216,394	8.1	$11.17	74,405	$11.12
$15.63 – $17.25	258,234	8.1	$15.72	102,456	$15.71
$17.44 – $18.63	237,526	7.4	$17.69	143,379	$17.59
$19.21 – $25.10	287,445	8.7	$20.55	84,284	$20.22

$ 0.23 – $25.10.	1,228,642	7.2	$13.75	630,549	$11.02

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below.

	2000	2001	2002

Dividend yield	0.0%	0.0%	0.0%
Expected life of option	5.0 years	3.1 years	2.8 years
Risk-free interest rate	5.90%	4.92%	3.67%
Expected volatility	50.0%	50.0%	75.0%

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average exercise prices and fair values of options granted during 2000, 2001 and 2002 were as follows:

	Weighted Average	Weighted Average
Year Ended September 30, 2000	Exercise Price	Fair Value

Exercise price equal to market value	$11.98	$6.04

	Weighted Average	Weighted Average
Year Ended September 30, 2001	Exercise Price	Fair Value

Exercise price equal to market value	$16.98	$6.48

	Weighted Average	Weighted Average
Year Ended September 30, 2002	Exercise Price	Fair Value

Exercise price equal to market value	$17.51	$8.23
Exercise price less than market value	$19.32	$10.51
All options granted	$18.53	$9.52

      Had compensation cost been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, the Company’s pro forma net income and pro forma basic and diluted net income per share for fiscal 2000 would have been $6,082,000, or $0.48 per share and $0.46 per share, respectively and for fiscal 2001 would have been $10,079,000, or $0.78 per share and $0.76 per share, respectively and for fiscal 2002 would have been $7,635,000 or $0.59 per share and $0.57 per share, respectively. Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

Employee Stock Purchase Plan

      In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 16,120 shares, 18,644 shares and 13,973 shares were issued under the Purchase Plan in the years ended September 30, 2000, 2001 and 2002, respectively.

Note 9 — Profit-Sharing and 401-K Plans

      The Company maintains a qualified profit-sharing plan for eligible employees. Contributions to the profit-sharing plan are discretionary and are determined by the Board of Directors. There were no contributions to the plan for the years ended September 30, 2000, 2001 and 2002.

      The Company operates a 401-K plan for its employees and since fiscal 1999 has matched employee contributions to a certain level. Total contributions by the Company to the 401-K plan in the years ended September 30, 2000, 2001 and 2002 were $67,000, $76,000 and $106,000, respectively.

Note 10 — Commitments and Contingencies

      The Company leases its facility in Mountain View, California under non-cancelable operating lease agreements that expire in 2005. The lease agreements provide for minimum annual rent of approximately $370,000. Under these agreements, the Company pays certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition the Company has entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space commencing February 2003 and expiring in 2008. The Company leases other facilities in Illinois, Texas, North Carolina, Canada, Japan, the United Kingdom, France, Finland and Germany under leases with the longest term expiring in 2009.

      Rent expense for all facilities for the years ended September 30, 2000, 2001 and 2002 was approximately $641,000, $816,000 and $1.0 million, respectively.

      Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2002 are as follows (in thousands):

Year ending September 30,
2003	$1,056
2004	1,034
2005	681
2006	542
2007	549
Thereafter	457

$4,319

      A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana has been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A preliminary hearing on the matter has been scheduled for March 6, 2003 at which time the Company expects that a trial date will be established. The Company strongly believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company anticipates that it would seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, and hence has not provided for any loss in its consolidated financial statements.

Note 11 — Segment Reporting

      In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The statement requires the Company to report certain financial information about operating segments. It also requires that the Company report certain information about its services, the geographic areas in which it operates and its major customers. The method specified in SFAS No. 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s revenues, net income (loss) and identifiable long-lived assets by principal geographical area of operations were as follows (in thousands):

	North	UK, Europe		Consolidated
	America	& Other	Japan	Total

Year ended September 30, 2000
Revenues from unaffiliated customers	$8,761	$4,885	$13,400	$27,046
Net income (loss)	6,354	(207)	419	6,566
Long-lived assets	1,214	233	82	1,529
Year ended September 30, 2001
Revenues from unaffiliated customers	$12,380	$9,519	$17,987	$39,886
Net income	5,091	4,952	1,002	11,045
Long-lived assets	988	334	108	1,430
Year ended September 30, 2002
Revenues from unaffiliated customers	$7,849	$16,733	$15,457	$40,039
Net income	367	8,627	155	9,149
Long-lived assets	3,224	402	248	3,874

      The result of operations by geographic region includes significant sales from the United States to the Company’s foreign locations at agreed upon transfer prices. Transfers to other geographic regions from the United States for the years ended September 30, 2000, 2001 and 2002 were $13.0 million, $15.8 million and $15.9 million, respectively.

Supplementary Financial Data

Quarterly Financial Data (unaudited)
Consolidated Statements of Income Data:

	Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2000	2001	2001	2001

	(In thousands, except per share data)
Revenues	$9,735	$10,741	$9,527	$9,883
Gross profit	8,906	9,496	8,292	8,807
Operating income	4,165	4,049	3,096	3,211
Net income	$3,152	$2,943	$2,456	$2,494
Net income per share:
Basic	$0.24	$0.23	$0.19	$0.19
Diluted	$0.24	$0.22	$0.18	$0.19

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002

Revenues	$10,883	$12,127	$8,023	$9,006
Gross profit	10,006	11,049	7,258	7,854
Operating income	4,415	4,910	2,123	129
Net income(1)	$3,362	$3,727	$1,874	$186
Net income per share:
Basic	$0.26	$0.29	$0.14	$0.01
Diluted	$0.25	$0.28	$0.14	$0.01

(1)	Includes loss from discontinued operations of $56, net of income tax benefit of $46, in the quarter ended September 30, 2002.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for January 21, 2003, and the information included in the Proxy Statement is incorporated herein by reference.

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

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating our “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this Annual Report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and fraud. Because of inherent limitations in any system of disclosure controls and procedures, no evaluation of controls can provide absolute assurance that all instances of error or fraud, if any, within the Company may be detected.

      (b) Changes in internal controls.

      Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.     Financial Statements

      Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 27 of this report.

2.     Financial Statement Schedules

      Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 27 of this report.

3.     Exhibits

      The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.1 to Registration Statement No. 333-56627
3.1	Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627
3.2	Bylaws of Registrant — incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-56627.
4.1	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $10,000,000.
4.2	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $7,300,000.
4.3	Subordinated Guaranty dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.6 to Registrant’s Form 10-Q dated August 14, 2002.
9.1	Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary — incorporated by reference to Exhibit 9.1 to Registration Statement No. 333-56627.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-56627.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.

Exhibit
Number	Description

10.4*	1998 Stock Plan and related agreements — incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-56627.
10.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6	Lease for office space located at 160 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-56627.
10.7	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
10.8	Lease for office space located at 190 South Whisman, Building G, Mountain View, CA.
10.9	Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560.
10.10	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.11	Transitional Services Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.2 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.13	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.14	Registration Rights Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.5 to Registrant’s Form 10-Q dated August 14, 2002.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

      The Company will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.

      (b) Reports on Form 8-K

      1.     On July 16, 2002, the Company filed a Current Report on Form 8-K to report, under Item 5, the Company’s agreement to acquire the Network Diagnostics Business of Tekelec.

      2.     On September 6, 2002, the Company filed a Current Report on Form 8-K to report, under Item 5, the completion of the Company’s acquisition of the Network Diagnostics Business of Tekelec.

      3.     On November 13, 2002, the Company filed an Amended Current Report on Form 8-K/A to report, under Item 2, the Company’s acquisition of the assets of the Network Diagnostics Business of Tekelec and, under Item 7, financial statements of the business acquired and pro forma financial information.

      4.     On November 19, 2002, the Company filed an Amended Report on Form 8-K/A to correct, under Item 7, pro forma financial information, and to include, as an exhibit, Consent of Independent Accountants.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

BY: /s/ RICHARD A. KARP

Richard A. Karp
Chief Executive Officer & Chairman of the Board

Date: December 19, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD A. KARP (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 19, 2002

/s/ CHRISTOPHER A. STEPHENSON (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 19, 2002

/s/ CHARLES L. WAGGONER (Charles L. Waggoner)	Director	December 19, 2002

/s/ JOHN M. SCANDALIOS (John M. Scandalios)	Director	December 19, 2002

/s/ NANCY H. KARP (Nancy H. Karp)	Director	December 19, 2002

/s/ HENRY P. MASSEY, JR. (Henry P. Massey, Jr.)	Director	December 19, 2002

I, Richard A. Karp, certify that:

1.	I have reviewed this annual report on Form 10-K of Catapult Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ RICHARD A. KARP

(Richard A. Karp)
Chief Executive Officer and Chairman of the Board

I, Christopher A. Stephenson, certify that:

1.	I have reviewed this annual report on Form 10-K of Catapult Communications Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002

/s/ CHRISTOPHER A. STEPHENSON

(Christopher A. Stephenson)
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.1 to Registration Statement No. 333-56627
3.1	Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627
3.2	Bylaws of Registrant — incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-56627.
4.1	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $10,000,000.
4.2	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $7,300,000.
4.3	Subordinated Guaranty dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.6 to Registrant’s Form 10-Q dated August 14, 2002..
9.1	Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary — incorporated by reference to Exhibit 9.1 to Registration Statement No. 333-56627.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to Registration Statement No. 333-56627.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10.4*	1998 Stock Plan and related agreements — incorporated by reference to Exhibit 10.5 to Registration Statement No. 333-56627.
10.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6	Lease for office space located at 160 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registration Statement No. 333-56627.
10.7	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
10.8	Lease for office space located at 190 South Whisman, Building G, Mountain View, CA.
10.9	Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560.
10.10	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.11	Transitional Services Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.2 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.13	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.14	Registration Rights Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.5 to Registrant’s Form 10-Q dated August 14, 2002.

Exhibit
Number	Description

11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.