Form 10-Q
period 2002-12-31
CATAPULT COMMUNICATIONS CORP
filed 2003-02-14
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No

     As of January 31, 2003, there were 13,070,513 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$15,671	$12,575
Short-term investments	16,112	22,790
Accounts receivable, net	10,999	11,009
Inventories	3,603	3,869
Deferred income taxes	1,222	1,214
Prepaid expenses and other current assets	1,322	1,563
Assets of discontinued operations	83	2,636

Total current assets	49,012	55,656
Property and equipment, net	3,757	3,874
Goodwill and other intangibles, net	56,692	57,148
Other assets	1,738	1,172

Total assets	$111,199	$117,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$884	$2,594
Accrued liabilities	13,495	18,829
Deferred revenue	5,158	4,492
Liabilities of discontinued operations	168	889

Total current liabilities	19,705	26,804
Convertible notes payable	17,979	18,081

Total liabilities	37,684	44,885

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	22,778	22,625
Deferred stock-based compensation	(102)	(111)
Treasury stock (50,000 shares at cost)	(300)	(300)
Accumulated other comprehensive income	459	182
Retained earnings	50,667	50,556

Total stockholders’ equity	73,515	72,965

Total liabilities and stockholders’ equity	$111,199	$117,850

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Revenues:
Products	$7,985	$9,526
Services	2,400	1,357

Total revenues	10,385	10,883

Cost of revenues:
Products	1,377	614
Services	697	263

Total cost of revenues	2,074	877

Gross profit	8,311	10,006

Operating expenses
Research and development	3,368	1,638
Sales and marketing	3,522	2,774
General and administrative	2,184	1,179

Total operating expenses	9,074	5,591

Operating income (loss)	(763)	4,415
Interest income (expense), net	199	433
Other income (expense), net	718	(178)

Income before income taxes	154	4,670
Provision for income taxes	43	1,308

Net income	$111	$3,362

Net income per share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.25

Shares used in per share calculations:
Basic	13,065	13,008

Diluted	13,214	13,353

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	December 31,
	2002	2001

Cash flows from operating activities:
Net income	$111	$3,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	433	189
Amortization of deferred stock-based compensation	9	6
Amortization of acquisition related intangibles	456	—
Deferred income taxes	(8)	—
Amortization of premium on note payable	(102)	—
Change in current assets and liabilities:
Accounts receivable	10	(1,583)
Inventories	266	92
Prepaid expenses and other current assets	241	30
Assets of discontinued operations	2,553	—
Other assets	(566)	54
Accounts payable	(1,710)	(499)
Accrued liabilities	(5,334)	(198)
Deferred revenue	666	(282)
Liabilities of discontinued operations	(721)	—

Net cash provided by (used in) operating activities	(3,696)	1,171

Cash flows from investing activities:
Sales (purchases) of investments, net	6,678	844
Purchases of property and equipment	(316)	(177)

Net cash provided by investing activities	6,362	667

Cash flows from financing activities:
Proceeds from issuance of common stock	153	525

Net cash provided by financing activities	153	525

Effect of exchange rate changes on cash and cash equivalents	277	(93)

Increase in cash and cash equivalents	3,096	2,270
Cash and cash equivalents, beginning of period	12,575	44,202

Cash and cash equivalents, end of period	$15,671	$46,472

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

          Catapult Communications Corporation (the “Company”) designs, develops, manufactures, markets and supports an advanced software-based test system offering an integrated suite of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was founded in 1986 and has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom and Europe, Australia and Japan. The Company conducts its business within one industry segment.

          On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $69.4 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, an independent valuation premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.3 million and a net working capital adjustment in the estimated amount of $4.5 million pursuant to the terms of the Asset Purchase Agreement payable following the completion of a closing date balance sheet audit. The amount of this adjustment has not yet been agreed or paid and the amounts included in these condensed consolidated financial statements relating to the purchase price and the assets and liabilities acquired are preliminary estimates subject to the networking capital adjustment.

          The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Report on Form 10-K for the year ended September 30, 2002, and filed with the Securities and Exchange Commission. The unaudited financial statements as of December 31, 2002, and for the three months ended December 31, 2002 and 2001, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

          The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K.

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

Foreign Currency Translations

          Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies because the majority of their revenues, expenses, assets and liabilities are denominated in those local currencies. In consolidation, assets and liabilities are translated at period-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income, which is a component of stockholders’ equity. Only gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

Foreign Exchange Risk and Derivative Financial Instruments

          The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with specific underlying receivables in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes.

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

Recent Accounting Pronouncements

          In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

          The following table represents the activity in Warranty Accrual for the three months ended December 31, 2002 (in thousands):

Balance at September 30, 2002	$600
Adjustments for payments made	(49)
Charged (credited) to cost and expenses	49

Balance at December 31, 2002	$600

          In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 3—BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three Months Ended
	December 31,

	2002	2001

	(in thousands, except per share data)
Net income	$111	$3,362

Weighted average shares outstanding	13,065	13,008
Dilutive options	149	345

Weighted average shares assuming dilution	13,214	13,353

Net income per share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.25

Antidilutive common equivalent shares excluded in calculating diluted earnings per share	1,745	33

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

          In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides specific criteria for determining which intangible assets acquired in a business combination should be reported separately from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” It changes the accounting for goodwill from an amortization method to an impairment-only approach. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.”

          The Company adopted the provisions of SFAS No.142 effective October 1, 2002. As of October 1, 2002, approximately $49.8 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on October 1, 2002, showing no impairment of goodwill. As such, there was no writedown of the goodwill balance.

          As required by SFAS No. 142, the results for the prior year’s quarter have not been restated. Had SFAS No. 142 been adopted on October 1, 2001, the Company would have reported no difference in its reported net income and net income per share for the three months ended December 31, 2001.

          Between October 1, 2002 and December 31, 2002, there were no changes to the Company s goodwill balance. Goodwill information is as follows (in millions):

Balance at September 30, 2002	$49.8
Goodwill acquired	—
Adjustments	—

Balance at December 31, 2002	$49.8

          Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a period of seven to eight years. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of September 30, 2002			As of December 31, 2002
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$5,800	$69	$5,731	$5,800	$276	$5,524
Other Intangibles	1,800	216	1,584	1,800	464	1,336

Total	$7,600	$285	$7,315	$7,600	$740	$6,860

          The estimated future amortization expense of purchased intangible assets as of December 31, 2002 was as follows:

Amount
Fiscal Year	(in millions)
2003	$0.8
2004	1.0
2005	1.0
2006	1.0
2007	1.0
Thereafter	2.1

Total	$6.9

NOTE 5 — DISCONTINUED OPERATIONS

          Effective September 30, 2002, the Company discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The assets and liabilities of the discontinued operations are segregated in the condensed consolidated balance sheet. The pre-tax loss attributable to discontinued operations was incurred and recognized in September 2002.

NOTE 6 — RESTRUCTURING OF ACQUIRED BUSINESS

          Prior to the effective date of the acquisition, the Company developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with the Company’s previously established Tokyo office. A summary of the movements in the restructuring accrual is as follows (in millions):

	Accrual as at	Paid through	Balance at
Restructuring costs	September 30, 2002	December 31, 2002	December 31, 2002

Redundancy compensation costs	$1.2	$0.8	$0.4
Occupancy costs	0.3	0.2	0.1
Professional costs	0.2	0.1	0.1

Totals	$1.7	$1.1	$0.6

NOTE 7 —COMPREHENSIVE INCOME

          The components of comprehensive income, net of tax, are as follows:

	Three Months Ended
	December 31,
	2002	2001

	(in thousands)
Net income	$111	$3,362
Currency translation adjustment	258	(93)
Unrealized gain (loss) on investments	19	(38)

Comprehensive income	$388	$3,231

NOTE 8—INVENTORIES

	December 31,	September 30,
	2002	2002

	(In thousands)
Raw materials	$3,145	$3,371
Work-in-process	24	21
Finished goods	434	477

	$3,603	$3,869

NOTE 9 – CONVERTIBLE NOTES PAYABLE

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

          The fair value of the notes, as determined by an independent valuation, was $18.1 million, which has been recorded in the balance sheet. The premium of $0.8 million is being amortized to interest income over the term of the notes using the effective interest method with a credit to interest income of $102,000 recorded in the quarter.

          On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 10 — SEGMENT REPORTING

          The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

          The Company’s principal geographical areas of operations, revenues and net income for the three month periods ended December 31, 2002 and 2001 and long-lived assets by region at December 31, 2002 and September 30, 2002 were as follows (in thousands):

	North	UK &		Consolidated
	America	Europe	Japan	Total
Three Months Ended December 31, 2002

Revenues from unaffiliated customers	$5,917	$2,436	$2,032	$10,385
Net income (loss)	532	(645)	224	111
Long-Lived Assets at December 31, 2002	$39,859	$21,000	$641	$61,500

Three Months Ended December 31, 2001

Revenues from unaffiliated customers	$926	$5,013	$4,944	$10,883
Net income (loss)	(548)	3,836	74	3,362
Long-Lived Assets at September 30, 2002	$40,581	$20,520	$330	$61,431

          The results of operations by geographic region include significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

NOTE 11 – CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for 2002.

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

	Three Months Ended December 31,

	2002		2001

Revenues:
Products	76.9	%	87.5	%
Services	23.1		12.5

Total revenues	100.0		100.0

Cost of revenues:
Products	13.3		5.7
Services	6.7		2.4

Total cost of revenues	20.0		8.1

Gross margin	80.0		91.9
Operating expenses:
Research and development	32.4		15.0
Sales and marketing	33.9		25.5
General and administrative	21.0		10.8

Total operating expenses	87.4		51.3

Operating income (loss)	(7.3)		40.6
Interest income (expense), net	1.9		4.0
Other income (expense), net )	6.9		(1.7)

Income before income taxes	1.5		42.9
Provision for income taxes	0.4		12.0

Net income	1.1	%	30.9	%

Gross margin on products	82.8	%	93.6	%
Gross margin on services	71.0	%	80.6	%

Comparison of the Three Month Periods Ended December 31, 2002 and 2001

          Revenues, cost of revenues and expenses for the three months ended December 31, 2002 include the results of the continuing operations of NDB, which was acquired by the Company on August 30, 2002 as described in more detail in Note 1 to the Condensed Consolidated Financial Statements.

Revenues

          Revenues decreased by approximately 5% from $10.9 million for the three months ended December 31, 2001 to $10.4 million for the three months ended December 31, 2002. Over the same period, product revenues decreased by approximately 16% from $9.5 million to $8.0 million. The decrease in product revenues was attributable to reduced demand for the Company’s DCT test systems due to reductions in research and development spending on the part of most of its major customers, largely offset by the presence in the latter period of revenues from the Company’s MGTS products acquired with NDB. Services revenues increased 76.9% from $1.4 million to $2.4 million. The increase in services revenues was due to the addition of the service revenue stream from the MGTS installed base acquired with NDB.

Cost of Revenues

          Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. In addition, in the three months ended December 31, 2002, cost of product revenues included fees paid to Tekelec for the manufacture of the MGTS products under a transitional services agreement that expires February 28, 2003. Cost of product revenues increased approximately 124% from $614,000 for the three months ended December 31, 2001 to $1.4 million for the three months ended December 31, 2002 and gross margin on product revenues decreased from 94% to 83% due to the inclusion of MGTS product, which has lower margins than the Company’s DCT products, and to $440,000 in manufacturing fees paid under the transitional services agreement. The Company expects cost of product revenues to decrease and gross margin on product revenues to increase with the expiry of the transitional services agreement.*

          Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 165% from $263,000 for the three months ended December 31, 2001 to $697,000 for the three months ended December 31, 2002 and gross margin on services revenues decreased from 81% to 71% due to a 120% increase in the number of customer service personnel as a result of the NDB acquisition.

Research and Development

          Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 106% from $1.6 million for the three months ended December 31, 2001 to $3.4 million for the three months ended December 31, 2002 due to a 102% increase in the number of research and development personnel and to an increased use of contract developers as a result of the NDB acquisition. As a percentage of total revenues, research and development expenses increased from 15% to 32% over the same period. The Company expects research and development expenses to decrease by approximately $300,000 per quarter in the remainder of the fiscal year ending September 30, 2003 due to a reduction in contract development expense.*

Sales and Marketing

          Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 27% from $2.8 million for the three months ended December 31, 2001 to $3.5 million for the three months ended December 31, 2002 due primarily to a 30% increase in the number of sales and marketing personnel as a result of the NDB acquisition. As a percentage of total revenues, sales and marketing expenses increased from 26% to 34% over the same period. The company expects sales and marketing expenses to increase as additional sales support personnel are hired in Europe.*

General and Administrative

          General and administrative expenses include costs associated with the Company’s general and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of intangible assets acquired with NDB in 2002. General and administrative expenses increased approximately 85% from $1.2 million for the three months ended December 31, 2001 to $2.2 million for the three months ended December 31, 2002 due primarily to a 50% increase in the number of administrative personnel as a result of the NDB acquisition and to the inclusion of $455,000 in amortization expense. As a percentage of total revenues, general and administrative expenses increased from 11% to 21% over the same period. The Company expects general and administrative expenses to decrease by approximately $200,000 per quarter in the remainder of the fiscal year ending September 30, 2003 due to a reduction in amortization expense.*

Interest Income (Expense), net

          Interest income (expense), net consists of interest earned on cash and cash equivalents and short-term investments and amortization of the valuation premium attributed to the convertible notes payable, net of interest charges on those notes. Interest income decreased from $433,000 for the three months ended December 31, 2001 to $199,000 for the three months ended December 31, 2002. The decrease is due to a 51% reduction in cash and short-term investments as a result of the NDB acquisition and to a decrease in interest rates. The $102,000 in amortization of the valuation premium on the convertible notes payable offset the $87,000 in interest payable on those notes.

Other Income (Expense), net

          Other income (expense), net primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income increased by $896,000 from an expense of $178,000 for the three months ended December 31, 2001 to an income of $718,000 for the three months ended December 31, 2002 due to a Japanese consumption tax refund of approximately $695,000 recorded in the latter period and to the absence in the latter period of foreign exchange losses recorded in the earlier period.

Provision for income taxes

          Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 28.0% for the three months ended December 31, 2002 and 2001, respectively. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.

Liquidity and Capital Resources

          Historically, the Company has financed its operations primarily through cash generated from operations and from the proceeds of its initial public offering completed on February 11, 1999. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

          The Company’s purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by the Company’s Irish subsidiary and are guaranteed by the Company. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. The Company is entitled to pay the principal and accrued interest on one of the notes in the principal amount of $10.0 million in cash or, in whole or in part, by issuing its common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note.

          The Company’s operating activities used cash of $3.7 million in the three month period ended December 31, 2002 and provided cash of $1.2 million in the three month periods ended December 31, 2001. The cash used by the Company’s operations for the three months ended December 31, 2002 was attributable to a decrease in accounts payable and accrued liabilities of $7.0 million, partially offset by a realization of $1.8 million on the assets of discontinued operations net of liabilities paid, an increase of $666,000 in deferred revenue and non-cash depreciation and amortization charges of $834,000. The cash provided by the Company’s operations for the three months ended December 31, 2001 was primarily attributable to net income and partially offset by an increase in accounts receivable that reflected primarily timing of invoicing. Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $6.4 million in the three months ended December 31, 2002 compared to $667,000 in the three months ended December 31, 2001. Cash flows from financing activities for the three months ended December 31, 2002 and 2001 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan in both periods.

          As of December 31, 2002, the Company had working capital of $29.3 million, cash and cash equivalents of $15.7 million, short-term investments of $16.1 million and no bank indebtedness. As of December 31, 2002, the Company had the following contractual obligations, in millions:

		Payments Due by Period

		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal payable under convertible notes	$17.3	$–	$17.3	$–	$–
Operating leases	3.9	1.1	2.3	0.4	0.1

Total contractual cash obligations	$21.2	$1.1	$19.6	$0.4	$0.1

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

Risk Associated with International Operations

          Company revenues from international customers were approximately 43% during the three months ended December 31, 2002. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the three months ended December 31, 2002, a significant portion of the Company’s sales has been to customers in Japan. If economic conditions in Japan deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

          The Company’s foreign subsidiaries operate and sell the Company’s products in various global markets. As a result, the Company is exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. The Company utilizes foreign currency forward exchange contracts and options to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. The Company attempts to match the forward contracts with specific underlying receivables in terms of currency, amount and maturity. The Company does not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the associated exposures, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense). To date, the Company has not fully mitigated all risk associated with its sales denominated in foreign currencies, and there can be no assurance that the Company’s foreign exchange risk management activities, if any, will be successful.

          At December 31, 2002 the Company had forward exchange contracts maturing in fiscal 2003 to sell approximately $3.7 million in Japanese Yen. The fair market value of these contracts at December 31, 2002 was not material.

          The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believes that any such losses would not be material.*

          Additional factors that could affect future operating results or the price of the Common Stock are set forth under the caption “Factors That May Affect Future Results” in the Company’s Annual Report on Form 10-K for 2002.

Interest Rate Risk

          The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of December 31, 2002, short-term investments consisted of available-for-sale securities, including those classified as cash equivalents, of $24.6 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2002, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

Part II. Other Information

Item 1. Legal Proceedings

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

          Except for the aforementioned, the Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operation or cash flows. From time to time we have been and expect to continue to be, subject to legal proceedings and claims by third parties in the ordinary course of business, including claims of alleged infringement of third party trademarks and other intellectual property rights against our licensees or us. Third party claims, like these, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could materially affect our business, financial condition, results of operations and cash flows.

Item 2. Changes in Securities and Use of Proceeds

          Inapplicable

Item 3. Defaults Upon Senior Securities

          Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders

          Inapplicable

Item 5. Other Information

          Inapplicable

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

1.	On November 13, 2002, and November 19, 2002, the Company filed a Current Report on Form 8-K/A to amend the Form 8-K which was originally filed on September 6, 2002, reporting the Company’s agreement to acquire the Network Diagnostics Business of Tekelec.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date:	February 12, 2003	By: /s/ Chris Stephenson Chris Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

I, Richard A. Karp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catapult Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Richard A. Karp (Richard A. Karp) Chief Executive Officer and Chairman of the Board

I, Christopher A. Stephenson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catapult Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Christopher A. Stephenson (Christopher A. Stephenson) Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002