Form 10-Q
period 2003-03-31
CATAPULT COMMUNICATIONS CORP
filed 2003-05-15
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes      No  ☒

     As of May 2, 2003, there were 12,868,531 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	March 31,	September 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$14,299	$12,575
Short-term investments	17,453	22,790
Accounts receivable, net	10,612	11,009
Inventories	3,472	3,869
Deferred income taxes	882	1,214
Prepaid expenses and other current assets	1,874	1,563
Assets of discontinued operations	—	2,636

Total current assets	48,592	55,656
Property and equipment, net	4,078	3,874
Goodwill	49,833	49,833
Other intangibles, net	6,604	7,315
Other assets	1,206	1,172

Total assets	$110,313	$117,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,271	$2,594
Accrued liabilities	13,051	18,829
Deferred revenue	4,727	4,492
Liabilities of discontinued operations	—	889

Total current liabilities	19,049	26,804
Convertible notes payable	17,877	18,081

Total liabilities	36,926	44,885

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	20,748	22,625
Deferred stock-based compensation	(93)	(111)
Treasury stock	—	(300)
Accumulated other comprehensive income	384	182
Retained earnings	52,335	50,556

Total stockholders’ equity	73,387	72,965

Total liabilities and stockholders’ equity	$110,313	$117,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(unaudited)

	For the three		For the six
	months ended		months ended
	March 31,		March 31,
	2003	2002	2003	2002

Revenues:
Products	$11,513	$10,573	$19,498	$20,099
Services	2,523	1,554	4,923	2,911

Total revenues	14,036	12,127	24,421	23,010

Cost of revenues:
Products	1,792	803	3,169	1,417
Services	761	275	1,458	538

Total cost of revenues	2,553	1,078	4,627	1,955

Gross profit	11,483	11,049	19,794	21,055

Operating expenses:
Research and development	3,695	1,807	7,063	3,445
Sales and marketing	3,808	2,696	7,330	5,470
General and administrative	1,722	1,636	3,906	2,815

Total operating expenses	9,225	6,139	18,299	11,730

Operating income	2,258	4,910	1,495	9,325
Interest income, net	212	323	411	756
Other income (expense), net	(153)	(56)	565	(234)

Income before income taxes	2,317	5,177	2,471	9,847
Provision for income taxes	649	1,450	692	2,758

Net income	$1,668	$3,727	$1,779	$7,089

Net income per share:
Basic	$0.13	$0.29	$0.14	$0.54

Diluted	$0.13	$0.28	$0.13	$0.53

Shares used in per share calculation:
Basic	12,984	13,044	13,068	13,026
Diluted	13,112	13,393	13,203	13,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	March 31,
	2003	2002

Cash flows from operating activities:
Net income	$1,779	$7,089
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	817	380
Amortization of deferred stock-based compensation	18	15
Loss on sale of short-term investments	—	4
Amortization of acquisition related intangibles	711	—
Deferred income taxes	332	—
Amortization of premium on note payable	(204)	—
Change in current assets and liabilities:
Accounts receivable	397	(3,041)
Inventories	397	92
Prepaid expenses and other current assets	(311)	(536)
Assets of discontinued operations	2,636	—
Other assets	(34)	39
Accounts payable	(1,323)	(212)
Accrued liabilities	(5,778)	2,598
Deferred revenue	235	400
Liabilities of discontinued operations	(889)	—

Net cash provided by (used in) operating activities	(1,217)	6,828

Cash flows from investing activities:
Sales (purchases) of investments, net	5,335	(26,664)
Purchases of property and equipment	(1,021)	(226)

Net cash provided by (used in) investing activities	4,314	(26,890)

Cash flows from financing activities:
Repurchase of common stock	(1,761)	—
Proceeds from issuance of common stock	184	531

Net cash provided by (used in) financing activities	(1,577)	531

Effect of exchange rate changes on cash and cash equivalents.	204	(91)

Increase (decrease) in cash and cash equivalents	1,724	(19,622)
Cash and cash equivalents, beginning of period	12,575	44,202

Cash and cash equivalents, end of period	$14,299	$24,580

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

     On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $69.4 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, an independent valuation premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.3 million and a net working capital adjustment in the estimated amount of $4.5 million pursuant to the terms of the Asset Purchase Agreement payable following the completion of a closing date balance sheet audit. The amount of this adjustment has not yet been agreed to or paid and the amounts included in these condensed consolidated financial statements relating to the purchase price and the assets and liabilities acquired are preliminary estimates subject to the net working capital adjustment.

     The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, and filed with the Securities and Exchange Commission. The unaudited financial statements as of March 31, 2003, and for the three and six months ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revenue Recognition

     Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation services. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installed, if installation services are purchased, provided collection is reasonably assured. Training and maintenance revenues are based on the Company’s established history of separate sales of training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and its adoption did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     The following table represents the activity in Warranty Accrual for the six months ended March 31, 2003 (in thousands):

Balance at September 30, 2002	$600
Settlements made during the period	(88)
Accruals for warranties issued during the period	88

Balance at March 31, 2003	$600

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002.

     The following table illustrates the effect on net income and net income per share if the Company applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation:

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net income, as reported	$1,668	$3,727	$1,779	$7,089
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	6	10	10
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(452)	(407)	(934)	(790)

Pro forma net income	$1,221	$3,326	$855	$6,309

Earnings per share:
Basic, as reported	$0.13	$0.29	$0.14	$0.54

Basic, pro forma	$0.09	$0.25	$0.07	$0.48

Diluted, as reported	$0.13	$0.28	$0.13	$0.53

Diluted, pro forma	$0.09	$0.25	$0.06	$0.47

NOTE 3—BASIC AND DILUTED EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income	$1,668	$3,727	$1,779	$7,089

Weighted average shares outstanding	12,984	13,044	13,068	13,026
Dilutive options	128	349	135	347

Weighted average shares assuming dilution	13,112	13,393	13,203	13,373

Earnings per share:
Basic	$0.13	$0.29	$0.14	$0.54

Diluted	$0.13	$0.28	$0.13	$0.53

Anti-dilutive common equivalent shares excluded in calculating diluted earnings per share	1,332	32	1,253	38

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 provides specific criteria for determining which intangible assets acquired in a business combination should be reported separately from goodwill. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, “Intangible Assets.” SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This pronouncement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.”

     The Company adopted the provisions of SFAS No.142 effective October 1, 2002. As of October 1, 2002, approximately $49.8 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on October 1, 2002, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2002 and March 31, 2003, there were no changes to the Company s goodwill balance of $49.8 million.

     As required by SFAS No. 142, the results for the prior year’s quarter have not been restated. Had SFAS No. 142 been adopted on October 1, 2001, the Company would have reported no difference in its reported net income and net income per share for the six months ended March 31, 2002.

     Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a period of seven to eight years. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of March 31, 2003			As of September 30, 2002
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$400	$4,400	$4,800	$57	$4,743
Other Intangibles	2,800	596	2,204	2,800	228	2,572

Total	$7,600	$996	$6,604	$7,600	$285	$7,315

     The estimated future amortization expense of purchased intangible assets as of March 31, 2003 was as follows:

Amount
Fiscal Year	(in millions)

2003	$0.5
2004	1.0
2005	1.0
2006	1.0
2007	1.0
Thereafter	2.1

Total	$6.6

NOTE 5 - DISCONTINUED OPERATIONS

     Effective September 30, 2002, the Company discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. As at March 31, 2003, the assets of the discontinued operations have been realized and the liabilities paid. The pre-tax loss attributable to discontinued operations was incurred and recognized in September 2002.

NOTE 6 - RESTRUCTURING OF ACQUIRED BUSINESS

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

	Accrual as at	Paid through	Balance at
Restructuring costs	September 30, 2002	March 31, 2003	March 31, 2003

Redundancy compensation costs	$1.2	$1.1	$0.1
Occupancy costs	0.3	0.3	0.0
Professional costs	0.2	0.1	0.1

Totals	$1.7	$1.5	$0.2

Payment of the balance as of March 31, 2003 is expected to be completed by June 30, 2003.

NOTE 7 —COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2003	2002	2003	2002

Net income	$1,668	$3,727	$1,779	$7,089
Currency translation adjustment	(54)	2	204	(91)
Unrealized loss on investment	(21)	(129)	(2)	(167)

Comprehensive income	$1,593	$3,600	$1,981	$6,831

NOTE 8—INVENTORIES

	March 31,	September 30,
	2003	2002

	(In thousands)
Raw materials	$2,449	$3,371
Work-in-process	238	21
Finished goods	785	477

	$3,472	$3,869

NOTE 9 – CONVERTIBLE NOTES PAYABLE

     In connection with the acquisition of NDB described in Note 1, the Company’s Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes have been guaranteed by the Company, bear interest at 2% and are due and payable on or before

August 30, 2004. The notes are convertible at the option of the holder into 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

     The fair value of the notes, as determined by an independent valuation, was $18.1 million, which has been recorded in the balance sheet. The premium of $0.8 million is being amortized to interest income over the term of the notes using the effective interest method and a credit to interest income of $102,000 was recorded in the three months ended March 31, 2003.

     On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 10 – REPURCHASE OF COMMON STOCK

     In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the three-month period ending March 31, 2003, the Company repurchased 257,400 shares at a cost of approximately $1.8 million. In the three-month period ended March 31, 2002, the Company repurchased no shares.

NOTE 11 - SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, revenues and net income for the six month periods ended March 31, 2003 and 2002 and long-lived assets by region at March 31, 2003 and September 30, 2002 were as follows (in thousands):

		UK,
	North	Europe		Consolidated
	America	& Other	Japan	Total

Six months Ended March 31, 2003
Revenues from unaffiliated customers	$8,421	$5,647	$10,353	$24,421
Net income (loss)	(1,078)	2,485	372	1,779
Long-Lived Assets at March 31, 2003	$38,604	$22,023	$331	$60,958
Six months Ended March 31, 2002
Revenues from unaffiliated customers	$3,054	$8,898	$11,058	$23,010
Net income (loss)	(965)	7,812	242	7,089
Long-Lived Assets at September 30, 2002	$39,765	$21,335	$331	$61,431

     The results of operations by geographic region include significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

NOTE 12 – CONTINGENCIES

     A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana has been a distributor of products for Tekelec, the company from which the Network Diagnostics Business was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of the Network Diagnostics Business and seeks damages of 12,461,000 euros plus costs. A trial date has not yet been established. The Company believes the allegations to be without merit and would defend itself vigorously in the event that Tucana proceeds with the lawsuit during this period. The Company anticipates that it would seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec and hence has not recorded a liability.

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

Overview

     Catapult Communications Corporation (“Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Catapult’s DCT, MGTS and Lance products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company’s advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The DCT, MGTS and Lance products perform a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. The Company maintains an extensive library of software modules that support a large number of industry standard protocols and variants thereon. In addition, the Company offers customer support under software support contracts, as well as installation and training services.

Critical Accounting Policies

     There have been no material changes to the Company’s critical accounting policies and estimates as disclosed in its Annual Report on Form 10-K for the year ended September 30, 2002.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of income to total revenues.

	For the three months ended		For the six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues:
Products	82.2%	87.2%	79.8%	87.3%
Services	18.0	12.8	20.2	12.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Products	12.8	6.6	12.9	6.2
Services	5.4	2.3	6.0	2.3

Total cost of revenues	18.2	8.9	18.9	8.5

Gross profit	81.8	91.1	81.1	91.5
Operating expenses:
Research and development	26.3	14.9	29.0	15.0
Sales and marketing	27.1	22.2	30.0	23.8
General and administrative	12.3	13.5	16.0	12.2

Total operating expenses	65.7	50.6	75.0	51.0

Operating income	16.1	40.5	6.1	40.5
Interest income, net	1.5	2.7	1.7	3.3
Other income (expense), net	(1.1)	(0.5)	2.3	(1.0)

Income before income taxes	16.5	42.7	10.1	42.8

Provision for income taxes	4.6	12.0	2.8	12.0

Net income	11.9%	30.7%	7.3%	30.8%

Gross margin on product sales	84.4%	92.4%	83.7%	92.9%

Gross margin on services	69.8%	82.3%	70.4%	81.5%

Comparison of the Three Month Periods Ended March 31, 2003 and 2002

     Revenues, cost of revenues and expenses for the three months ended March 31, 2003 include the results of the continuing operations of NDB, which was acquired by the Company on August 30, 2002 as described in more detail in Note 1 to the Condensed Consolidated Financial Statements.

Revenues

     Revenues increased by approximately 16% from $12.1 million for the three months ended March 31, 2002 to $14.0 million for the three months ended March 31, 2003. Over the same period, product revenues increased by approximately 9% from $10.6 million to $11.5 million. The increase in product revenues was attributable to increased fiscal year end budget surplus purchasing by the Company’s customers in Japan as well as to the presence in the latter period of revenues from the Company’s MGTS products acquired with NDB. Services revenues increased approximately 62% from $1.6 million to $2.5 million. The increase in services revenues was due to the addition of the service revenue stream from the MGTS installed base acquired with NDB.

Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. In addition, in the three months ended March 31, 2003, cost of product revenues included fees paid to Tekelec for the manufacture of the MGTS products under a transitional services agreement that expired on February 28, 2003. Cost of product revenues increased approximately 123% from $803,000 for the three months ended March 31, 2002 to $1.8 million for the three months ended March 31, 2003 and gross margin on product revenues decreased from 92% to 84% due to the inclusion of MGTS product, which has lower margins than the Company’s DCT products, and to $323,000 in manufacturing fees paid under the transitional services agreement.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 177% from $275,000 for the three months ended March 31, 2002 to $761,000 for the three months ended March 31, 2003 and gross margin on services revenues decreased from 82% to 70% due to a 120% increase in the number of customer service personnel as a result of the NDB acquisition.

Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 105% from $1.8 million for the three months ended March 31, 2002 to $3.7 million for the three months ended March 31, 2003 due to a 102% increase in the number of research and development personnel as a result of the NDB acquisition. As a percentage of total revenues, research and development expenses increased from 15% to 26% over the same period. The Company expects quarterly research and development expenses to remain at approximately the same dollar level for the remainder of the fiscal year ending September 30, 2003 as they were in the three months ended March 31, 2003.*

Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 41% from $2.7 million for the three months ended March 31, 2002 to $3.8 million for the three months ended March 31, 2003 due primarily to a 30% increase in the number of sales and marketing personnel as a result of the NDB acquisition. As a percentage of total revenues, sales and marketing expenses increased from 22% to 27% over the same period. The Company expects quarterly sales and marketing expenses to remain at approximately the same dollar level for the remainder of the fiscal year ending September 30, 2003 as they were in the three months ended March 31, 2003.*

General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB in 2003. General and administrative expenses increased approximately 5% from $1.6 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003 due primarily to a 50% increase in the number of administrative personnel as a result of the NDB acquisition and to the inclusion of $255,000 in amortization expense. As a percentage of total revenues, general and administrative expenses decreased from 14% to 12% over the same period. The Company expects quarterly general and administrative expenses to decrease for the remainder of the fiscal year ending September 30, 2003 due to the elimination of transitional occupancy costs related to the NDB acquisition.*

Interest Income, net

     Interest income, net consists of interest earned on cash and cash equivalents and short-term investments and amortization of the valuation premium attributed to the convertible notes payable, net of interest charges on those notes. Interest income decreased from $323,000 for the three months ended March 31, 2002 to $212,000 for the three months ended March 31, 2003. The decrease is due to a 51% reduction in cash and short-term investments as a result of the NDB acquisition and to a decrease in interest rates. The $102,000 in amortization of the valuation premium on the convertible notes payable was partially offset by $87,000 in interest payable on those notes.

Other Income (Expense), net

     Other income (expense), net primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other expense increased by $97,000 from $56,000 for the three months ended March 31, 2002 to $153,000 for the three months ended March 31, 2003.

Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 28.0% for the three months ended March 31, 2003 and 2002, respectively. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Comparison of the Six Month Periods Ended March 31, 2002 and 2003

     Revenues, cost of revenues and expenses for the six months ended March 31, 2003 include the results of the continuing operations of NDB, which was acquired by the Company on August 30, 2003 as described in more detail in Note 1 to the Condensed Consolidated Financial Statements.

Revenues

     Revenues increased by approximately 6% from $23.0 million for the six months ended March 31, 2002 to $24.4 million for the six months ended March 31, 2003. Over the same period, product revenues decreased by approximately 3% from $20.1 million to $19.5 million. The decrease in product revenues was attributable to reduced demand for the Company’s DCT test systems due to reductions in research and development spending on the part of most of its major customers, largely offset by the presence in the latter period of revenues from the Company’s MGTS products acquired with NDB. Services revenues increased approximately 69% from $2.9 million to $4.9 million. The increase in services revenues was due to the addition of the service revenue stream from the MGTS installed base acquired with NDB.

Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. In addition, in the six months ended March 31, 2003, cost of product revenues included fees paid to Tekelec for the manufacture of the MGTS products under a transitional services agreement that expired on February 28, 2003. Cost of product revenues increased approximately 124% from $1.4 million for the six months ended March 31, 2002 to $3.2 million for the six months ended March 31, 2003 and gross margin on product revenues decreased from 93% to 84% due to the inclusion of MGTS product, which has lower margins than the Company’s DCT products, and to $763,000 in manufacturing fees paid under the transitional services agreement.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 171% from $538,000 for the six months ended March 31, 2002 to $1.5 million for the six months ended March 31, 2003 and gross margin on services revenues decreased from 82% to 70% due to a 120% increase in the number of customer service personnel as a result of the NDB acquisition.

Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 105% from $3.4 million for the six months ended March 31, 2002 to $7.1 million for the six months ended March 31, 2003 due to a 102% increase in the number of research and development personnel as a result of the NDB acquisition. As a percentage of total revenues, research and development expenses increased from 15% to 29% over the same period.

Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 34% from $5.5 million for the six months ended March 31, 2002 to $7.3 million for the six months ended March 31, 2003 due primarily to a 30% increase in the number of sales and marketing personnel as a result of the NDB acquisition. As a percentage of total revenues, sales and marketing expenses increased from 24% to 30% over the same period.

General and Administrative

     General and administrative expenses include costs associated with the Company’s general and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of intangible assets acquired with NDB in 2003. General and administrative expenses increased approximately 39% from $2.8 million for the six months ended March 31, 2002 to $3.9 million for the six months ended March 31, 2003 due primarily to a 50% increase in the number of administrative personnel as a result of the NDB acquisition and to the inclusion of $711,000 in amortization expense. As a percentage of total revenues, general and administrative expenses increased from 12% to 16% over the same period.

Interest Income, net

     Interest income, net consists of interest earned on cash and cash equivalents and short-term investments and amortization of the valuation premium attributed to the convertible notes payable, net of interest charges on those notes. Interest income decreased from $756,000 for the six months ended March 31, 2002 to $411,000 for the six months ended March 31, 2003. The decrease is due to a reduction in cash and short-term investments as a result of the NDB acquisition and to a decrease in interest rates. The $204,000 in amortization of the valuation premium on the convertible notes payable more than offset the $174,000 in interest payable on those notes.

Other Income (Expense), net

     Other income (expense), net primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income increased by $766,000 from an expense of $234,000 for the six months ended March 31, 2002 to an income of $565,000 for the six months ended March 31, 2003 due to a Japanese consumption tax refund of approximately $695,000 recorded in the latter period and to the reduction in the latter period of foreign exchange losses recorded in the earlier period.

Provision for income taxes

     Provision for income tax consists of federal, state and international income taxes. The Company’s effective tax rate was 28.0% for the six months ended March 31, 2003 and 2002, respectively. The Company expects that its future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations.*

Liquidity and Capital Resources

     Historically, the Company has financed its operations primarily through cash generated from operations and from the proceeds of its initial public offering completed on February 11, 1999. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

     The Company’s purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by the Company’s Irish subsidiary and are guaranteed by the Company. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date of August 30, 2004. If not converted by the holder, the Company is entitled to pay the principal and accrued interest on one of the notes in the principal amount of $10.0 million in cash or, in whole or in part, by issuing its common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note.

     The Company’s operating activities used cash of $1.2 million in the six month period ended March 31, 2003 and provided cash of $6.8 million in the six month period ended March 31, 2002. The cash used by the Company’s operations in the six months ended March 31, 2003 was attributable to decreases in accounts payable, accrued liabilities and an increase in prepaid expenses totaling $7.4 million, partially offset by net income of $1.8 million, a realization of $1.8 million on the assets of discontinued operations net of liabilities paid, decreases of $397,000 in accounts receivable and inventories, and to the recognition of $1.7 million in non-cash expenses for depreciation, amortization and deferred income tax. The cash provided by the Company’s operations in the six months ended March 31, 2002 million was primarily attributable to net income of $7.1 million and increased accrued liabilities and deferred revenue totaling $3.0 million and partially offset by an increase in accounts receivable of $3.0 million. To the extent that these non-cash items increase or decrease and positively or negatively impact the Company’s future operating results, there will be no corresponding impact on its cash flows.

     The Company’s primary source of operating cash flow is the collection of accounts receivable from its customers and the timing of payments to its vendors and service providers. The Company measures the effectiveness of its collections efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of its future revenues, payment terms extended to its customers and the effectiveness of its collection efforts.

     Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $4.3 million in the six months ended March 31, 2003 compared to a use of cash of $26.9 million in the six months ended March 31, 2002.

     Cash flows used by financing activities for the six months ended March 31, 2003 were attributable to the repurchase of 257,400 shares of the Company’s stock under its stock repurchase program at a cost of $1.8 million, and partially offset by the exercises of employee stock options and the purchase of shares under the employee stock purchase plan of $184,000. Cash flows from financing activities for the six months ended March 31, 2002 were attributable to exercises of employee stock options and the purchase of shares under the employee stock purchase plan of $531,000. The Company may continue to use cash to buy back shares of its common stock in the future.

     As of March 31, 2003, the Company had working capital of $29.5 million, cash and cash equivalents of $14.3 million, short-term investments of $17.5 million and no bank indebtedness. As of March 31, 2003, the Company had the following contractual obligations, in millions:

	Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal payable under convertible notes	$17.3	$–	$17.3	$–	$–
Operating leases	3.9	1.1	2.3	0.4	0.1

Total contractual cash obligations	$21.2	$1.1	$19.6	$0.4	$0.1

     The Company expects that capital expenditures will total approximately $1.5 million in fiscal 2003.*

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

Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003 and its adoption did not have a material effect on the Company’s financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

     The following table represents the activity in Warranty Accrual for the six months ended March 31, 2003 (in thousands):

Balance at September 30, 2002	$600
Settlements made during the period	(88)
Accruals for warranties issued during the period	88

Balance at March 31, 2003	$600

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The company has adopted this disclosure standard as required for the three months ended March 31, 2003.

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

     Due to the relatively fixed nature of most of the Company’s costs, including personnel and facilities costs, and because operating expenses are based on anticipated revenues, a decline in revenues from even a limited number of transactions, failure to achieve expected revenue in any fiscal quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in operating results from quarter to quarter and may in some future quarter result in losses or have a material adverse effect on the Company’s business, financial condition and results of operations. The Company believes, therefore, that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.

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

Risk Associated with International Operations

     Company revenues from international customers were approximately 66% during the six months ended March 31, 2003. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the six months ended March 31, 2003, a significant portion of the Company’s sales has been to customers in Japan and Europe. If economic conditions in Japan or Europe deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Dependence on Rapidly Evolving Telecommunications Industry

     The Company’s future success is dependent upon the long-term growth of the telecommunications industry. The global telecommunications industry is evolving rapidly, and it is difficult to predict its potential growth rate or future trends in technology development. There can be no assurance that the deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services will continue in a manner favorable to the Company or its business strategies. In addition, there can be no assurance that the growth in demand for Internet services and the resulting need for high speed or enhanced telecommunications equipment will continue at its current rate or at all.

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

     The Company’s test systems currently operate only on the UNIX and Linux operating systems. The Company’s current and prospective customers may require other operating systems, such as Windows 2000 or Windows XP, to be used in their telecommunications test systems or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     At March 31, 2003 the Company had forward exchange contracts maturing in fiscal 2003 to sell approximately $5.1 million in Japanese Yen. The fair market value of these contracts at March 31, 2003 was not material.

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

Interest Rate Risk

     The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of March 31, 2003, short-term investments consisted of available-for-sale securities of $17.5 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2003, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company has evaluated its disclosure controls and procedures within 90 days prior to the filing date of this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are adequate and effective. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     The Company intends to review and evaluate the design and effectiveness of its disclosure controls and procedures on an ongoing basis, to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The Company’s goal is to ensure that its senior management has timely access to all material financial and non-financial information concerning its business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to significantly modify our disclosure controls and procedures.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on January 21, 2003. Out of 13,070,513 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 12,248,520 shares. At the Annual Meeting, the stockholders of Catapult Communications Corporation approved the following matters:

(a) The elections of Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr., John Scandalios and Charles Waggoner, as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Richard A. Karp, 10,923,508 votes cast for and 1,325,012 votes withheld;
Nancy H. Karp, 11,654,470 votes cast for and 594,050 votes withheld;
Henry P. Massey, Jr., 11,579,272 votes cast for and 669,248 votes withheld;
John Scandalios, 11,681,314 votes cast for and 567,206 votes withheld;
Charles Waggoner, 11,681,314 votes cast for and 567,206 votes withheld.

(b) To amend the Company’s 1998 Stock Plan to increase the shares reserved for issuance thereunder by 1,000,000 shares of Common Stock.

9,610,624 votes were cast for and 1,598,392 votes were cast against with 11,863 votes abstaining and 1,027,641 broker non-votes.

(c) The ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company for the fiscal year ending September 30, 2003.

12,033,932 votes were cast for and 213,752 votes were cast against with 836 votes abstaining.

Item 5. Other Information

     A current member of the Audit Committee of the Board of Directors of the Registrant, Ms. Nancy H. Karp, is not considered independent under rules of the Nasdaq Stock Market due to the fact that she served as Secretary of the corporation within the past three years (her service in that capacity ended in October 2002) and also was a consultant to the corporation within the past three years. Additionally, although these factors do not affect her independence under current rules, Ms. Karp was a founder of the corporation, served as Treasurer for a period of years and is the former spouse of the Richard A. Karp, the Chairman and Chief Executive Officer of the corporation. However, pursuant to applicable Nasdaq rules, the Registrant’s board of directors has determined that exceptional and limited circumstances exist that warrant Ms. Karp’s continued membership on the Audit Committee despite her lack of independence. The Board of Directors has determined that Ms. Karp’s membership on the Audit Committee is required by the best interests of the corporation and its shareholders because of her abilities and background, her familiarity with the Registrant, the lack of availability of other independent directors to serve on the Audit Committee and the fact that failure to continue her service on the Committee under the permitted exception would jeopardize the continued listing of the Registrant’s Common Stock on the Nasdaq National Market.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.15	1998 Stock Plan as Amended January 21, 2003

	99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a Current Report on Form 8-K to furnish its press release dated April 17, 2003 announcing the Registrant’s results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: May 14, 2003	By: /s/ Christopher A. Stephenson

Christopher A. Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

I, Richard A. Karp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Catapult Communications Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Christopher A. Stephenson

(Christopher A. Stephenson) Chief Financial Officer

EXHIBIT INDEX

10.15	1998 Stock Plan as Amended January 21,2003

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002