Form 10-Q
period 2003-06-30
CATAPULT COMMUNICATIONS CORP
filed 2003-08-12
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-24701

CATAPULT COMMUNICATIONS CORPORATION

(Exact name of Registrant as specified in its charter)

Nevada	77-0086010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

          As of August 1, 2003, there were 12,872,835 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

INDEX

Page

Part I—Financial Information
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 2003 and September 30, 2002	3
Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	25
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	26

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	September 30,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$20,960	$12,575
Short-term investments	13,244	22,790
Accounts receivable, net	8,935	11,009
Inventories	2,653	3,869
Deferred income taxes	882	1,214
Prepaid expenses and other current assets	1,772	1,563
Assets of discontinued operations	—	2,636

Total current assets	48,446	55,656
Property and equipment, net	3,793	3,874
Goodwill	49,833	49,833
Other intangible assets, net	6,349	7,315
Other assets	1,175	1,172

Total assets	$109,596	$117,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$654	$2,594
Accrued liabilities	11,219	18,829
Deferred revenue	5,135	4,492
Liabilities of discontinued operations	—	889

Total current liabilities	17,008	26,804
Convertible notes payable	17,775	18,081

Total liabilities	34,783	44,885

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	20,903	22,625
Deferred stock-based compensation	(84)	(111)
Treasury stock	—	(300)
Accumulated other comprehensive income	285	182
Retained earnings	53,696	50,556

Total stockholders’ equity	74,813	72,965

Total liabilities and stockholders’ equity	$109,596	$117,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Products	$8,344	$6,623	$27,842	$26,722
Services	2,253	1,400	7,176	4,311

Total revenues	10,597	8,023	35,018	31,033

Cost of revenues:
Products	1,113	532	4,282	1,949
Services	669	233	2,127	771

Total cost of revenues	1,782	765	6,409	2,720

Gross profit	8,815	7,258	28,609	28,313

Operating expenses:
Research and development	3,349	1,774	10,412	5,219
Sales and marketing	3,571	2,656	10,901	8,126
General and administrative	1,656	705	5,562	3,520

Total operating expenses	8,576	5,135	26,875	16,865

Operating income	239	2,123	1,734	11,448
Interest income, net	94	346	330	1,102
Other income (expense), net	(68)	134	672	(100)

Income before income taxes	265	2,603	2,736	12,450
Provision for (benefit from) income taxes	(1,096)	729	(404)	3,487

Net income	$1,361	$1,874	$3,140	$8,963

Net income per share:
Basic	$0.11	$0.14	$0.24	$0.69

Diluted	$0.10	$0.14	$0.24	$0.67

Shares used in per share calculation:
Basic	12,863	13,050	12,971	13,033
Diluted	13,034	13,381	13,119	13,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$3,140	$8,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,259	557
Amortization of deferred stock-based compensation	27	24
Gain on sale of short-term investments	—	(5)
Amortization of intangible assets	966	—
Deferred income taxes	332	—
Loss on sale of property and equipment	—	22
Amortization of premium on note payable	(306)	—
Change in assets and liabilities:
Accounts receivable	2,074	1,893
Inventories	1,216	(12)
Prepaid expenses and other current assets	(209)	(983)
Assets of discontinued operations	2,636	—
Other assets	(3)	26
Accounts payable	(1,940)	(186)
Accrued liabilities	(7,610)	2,383
Deferred revenue	643	303
Liabilities of discontinued operations	(889)	—

Net cash provided by operating activities	1,336	12,985

Cash flows from investing activities:
Sales (purchases) of investments, net	9,548	(28,835)
Purchases of property and equipment	(1,178)	(424)

Net cash provided by (used in) investing activities	8,370	(29,259)

Cash flows from financing activities:
Repurchase of common stock	(1,761)	—
Proceeds from issuance of common stock	339	710

Net cash provided by (used in) financing activities	(1,422)	710

Effect of exchange rate changes on cash and cash equivalents	101	31

Increase (decrease) in cash and cash equivalents	8,385	(15,533)
Cash and cash equivalents, beginning of period	12,575	44,202

Cash and cash equivalents, end of period	$20,960	$28,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

          Catapult Communications Corporation (the “Company”) designs, develops, manufactures, markets and supports advanced software-based test systems offering an integrated suites of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was founded in 1986 and has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom and Europe, Australia and Japan. The Company conducts its business within one industry segment.

          On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $68.3 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, a premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.3 million and a net working capital adjustment in the estimated amount of $3.4 million. The amount of this adjustment has not yet been agreed to or paid and the amounts included in these condensed consolidated financial statements relating to the purchase price and the assets and liabilities acquired are preliminary estimates subject to the final determination of the net working capital adjustment.

          The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, and filed with the Securities and Exchange Commission on December 20, 2002. The unaudited condensed consolidated financial statements as of June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2002 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the three months ended March 31, 2003 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

          The following table represents the activity in Warranty Accrual for the nine months ended June 30, 2003 (in thousands):

Balance at September 30, 2002	$600
Settlements made during the period	(105)
Accruals for warranties issued during the period	105

Balance at June 30, 2003	$600

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

          The following table illustrates the effect on net income and net income per share if the Company applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$1,361	$1,874	$3,140	$8,963
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	6	15	16
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(491)	(392)	(1,425)	(1,182)

Pro forma net income	$875	$1,488	$1,730	$7,797

Earnings per share:
Basic, as reported	$0.11	$0.14	$0.24	$0.69

Basic, pro forma	$0.07	$0.11	$0.13	$0.60

Diluted, as reported	$0.10	$0.14	$0.24	$0.67

Diluted, pro forma	$0.07	$0.11	$0.13	$0.58

          The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	3.5 years	2.8 years	3.5 years	2.8 years
Risk-free interest rate	2.56%	3.67%	2.56%- 2.92%	3.67%
Expected volatility	75%	75%	75%	75%

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3—BASIC AND DILUTED EARNINGS PER SHARE

          Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(in thousands, except per share data)
Net income	$1,361	$1,874	$3,140	$8,963

Weighted average shares outstanding	12,863	13,050	12,971	13,033
Dilutive options	171	331	148	342

Weighted average shares assuming dilution	13,034	13,381	13,119	13,375

Earnings per share:
Basic	$0.11	$0.14	$0.24	$0.69

Diluted	$0.10	$0.14	$0.24	$0.67

Anti-dilutive common equivalent shares excluded in calculating diluted earnings per share	1,341	57	1,438	42

NOTE 4 — GOODWILL AND INTANGIBLE ASSETS

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

          The Company adopted the provisions of SFAS No.142 effective October 1, 2002. As of October 1, 2002, approximately $49.8 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on October 1, 2002, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2002 and June 30, 2003, there were no changes to the Company s goodwill balance of $49.8 million.

          As required by SFAS No. 142, the results for the prior year’s quarter have not been restated. Had SFAS No. 142 been adopted on October 1, 2001, the Company would have reported no difference in its reported net income and net income per share for the three and nine months ended June 30, 2002.

          Intangible assets subject to amortization consist of technology and non-compete agreements that are being amortized over a period of seven to eight years. The components of intangible assets, excluding goodwill, are as follows (in thousands):

	As of June 30, 2003			As of September 30, 2002
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$(571)	$4,229	$4,800	$(57)	$4,743
Other Intangible assets	2,800	(680)	2,120	2,800	(228)	2,572

Total	$7,600	$(1,251)	$6,349	$7,600	$(285)	$7,315

          The estimated future amortization expense of purchased intangible assets as of June 30, 2003 was as follows:

Amount
Fiscal Year	(in millions)

2003	$0.2
2004	1.0
2005	1.0
2006	1.0
2007	1.0
Thereafter	2.1

Total	$6.3

NOTE 5 — DISCONTINUED OPERATIONS

          Effective September 30, 2002, the Company discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. As at June 30, 2003, the assets of the discontinued operations have been realized and the liabilities paid. The pre-tax loss attributable to discontinued operations was incurred and recognized in September 2002.

NOTE 6 — RESTRUCTURING OF ACQUIRED BUSINESS

          Prior to the effective date of the acquisition of NDB described in Note 1, the Company developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with the Company’s previously established Tokyo office. A summary of the movements in the restructuring accrual is as follows (in millions):

	Accrual as at	Paid through	Balance at
Restructuring costs	September 30, 2002	June 30, 2003	June 30, 2003

Redundancy compensation costs	$1.2	$1.1	$0.1
Occupancy costs	0.3	0.3	0.0
Professional costs	0.2	0.2	0.0

Totals	$1.7	$1.6	$0.1

          Payment of the balance as of June 30, 2003 is expected to be completed by September 30, 2003.

NOTE 7 —COMPREHENSIVE INCOME

          The components of comprehensive income, net of tax, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income	$1,361	$1,874	$3,140	$8,963
Currency translation adjustment	(103)	123	101	31
Unrealized gains (losses) on investments	4	119	2	(49)

Comprehensive income	$1,262	$2,116	$3,243	$8,945

NOTE 8—INVENTORIES

	June 30,	September 30,
	2003	2002

	(In thousands)
Raw materials	$2,144	$3,371
Work-in-process	—	21
Finished goods	509	477

	$2,653	$3,869

NOTE 9 — CONVERTIBLE NOTES PAYABLE

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

          The fair value of the notes, as determined by an independent valuation, was $18.1 million, which has been recorded in the balance sheet. The premium of $0.8 million is being amortized to interest income over the term of the notes using the effective interest method and a credit to interest income of $102,000 and $306,000 was recorded in the three and nine months ended June 30, 2003, respectively.

          On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 10 — REPURCHASE OF COMMON STOCK

          In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the nine months ended June 30, 2003, the Company repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued. In addition, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the nine months ended June 30, 2002, the Company repurchased no shares. As at June 30, 2003, the Company is authorized to repurchase an additional 1,742,600 shares of its common stock under the stock repurchase program.

NOTE 11 — INCOME TAXES

          The Company’s provision for income taxes consists of federal, state and international taxes. The Company recorded a tax benefit of $1.1 million and $404,000 in the three and nine months ended June 30, 2003, respectively. The Company recorded a provision of $729,000 and $3.5 million in the three months and nine months ended June 30, 2002, respectively. The benefit recorded in the three and nine months ended June 30, 2003 is due to a change in the mix of income between domestic and international operations and to adjustments to the Company’s transfer pricing.

NOTE 12 — SEGMENT REPORTING

          The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

          The Company’s principal geographical areas of operations, revenues and net income for the nine months ended June 30, 2003 and 2002 and long-lived assets by region at June 30, 2003 and September 30, 2002 were as follows (in thousands):

		UK,
	North	Europe		Consolidated
	America	& Other	Japan	Total

Nine months Ended June 30, 2003
Revenues from unaffiliated customers	$12,400	$9,494	$13,124	$35,018
Net income (loss)	214	2,484	442	3,140
Long-Lived Assets at June 30, 2003	$38,604	$22,023	$331	$60,958
Nine months Ended June 30, 2002
Revenues from unaffiliated customers	$4,257	$13,851	$12,925	$31,033
Net income (loss)	(941)	9,620	284	8,963
Long-Lived Assets at September 30, 2002	$39,765	$21,335	$331	$61,431

          The results of operations by geographic region include significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

NOTE 13 — CONTINGENCIES

          A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana has been a distributor of products for Tekelec, the company from which the Network Diagnostics Business was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of the Network Diagnostics Business and seeks damages of 12,461,000 euros plus costs. A trial date of January 16, 2004 has been established. The Company believes the allegations to be without merit and would defend itself vigorously in the event that Tucana proceeds with the lawsuit during this period. The Company anticipates that it would seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec and hence has not recorded a liability.

NOTE 14 — SUBSEQUENT EVENTS

          On July 22, 2003, the Company announced that it will lay off 15% of the total workforce in the three months ending September 30, 2003. As a result of this reduction, the Company expects to recognize a restructuring charge of approximately $750,000 in the three months ending September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and the Company’s Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002, filed on December 20, 2002.

Forward-looking Statements

          The following discussion contains statements that are not historical facts but are forward-looking statements. Such statements are generally identified by the use of forward-looking words and phrases, such as “intended,” “expects,” “anticipates” and “is (or are) expected (or anticipated).” These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and the Company’s stockholders should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Factors That May Affect Future Results“and those set forth in the Company’s Annual Report on form 10-K for the year ended September 30,2002, filed on December 20, 2002.

          The Company may from time to time make additional written and oral forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. The Company does not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time on behalf of the Company.

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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues:
Products	78.7%	82.6%	79.5%	86.1%
Services	21.3	17.4	20.5	13.9

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	10.5	6.6	12.2	6.3
Services	6.3	2.9	6.1	2.5

Total cost of revenues	16.8	9.5	18.3	8.8

Gross profit	83.2	90.5	81.7	91.2

Operating expenses:
Research and development	31.6	22.1	29.7	16.8
Sales and marketing	33.7	33.1	31.1	26.2
General and administrative	15.6	8.8	15.9	11.3

Total operating expenses	80.9	64.0	76.7	54.3

Operating income	2.3	26.5	5.0	36.9
Interest income, net	0.9	4.3	0.9	3.6
Other income (expense), net	(0.7)	1.6	1.9	(0.4)

Income before income taxes	2.5	32.4	7.8	40.1

Provision for (benefit from) income taxes	(10.3)	9.0	(1.2)	11.2

Net income	12.8%	23.4%	9.0%	28.9%

Gross margin on product sales	86.7%	92.0%	84.6%	92.7%

Gross margin on services	70.3%	83.4%	70.4%	82.1%

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

          Revenues, cost of revenues and expenses for the three months ended June 30, 2003 include the results of the continuing operations of NDB, which was acquired by the Company on August 30, 2002 as described in more detail in Note 1 to the Condensed Consolidated Financial Statements. The results of operations for the three months ended June 30, 2002 do not include NDB, because the acquisition occurred subsequent to that period.

Revenues

          Revenues increased by approximately 32% from $8.0 million for the three months ended June 30, 2002 to $10.6 million for the three months ended June 30, 2003. Over the same period, product revenues increased by approximately 26% from $6.6 million to $8.3 million. The increase in product revenues was attributable to the presence in the latter period of revenues from the Company’s MGTS products acquired with NDB and partially offset by the reduced demand for the Company’s DCT test systems due to reductions in research and development spending on the part of most of its major customers. Services revenues increased approximately 61% from $1.4 million to $2.3 million. The increase in services revenues was due to the addition of the service revenue stream from the MGTS installed base acquired with NDB.

Cost of Revenues

          Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased approximately 109% from $532,000 for the three months ended June 30, 2002 to $1.1 million for the three months ended June 30, 2003 and gross margin on product revenues decreased from 92% to 87% due to the inclusion of MGTS product, which has lower margins than the Company’s DCT products.

          Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 177% from $233,000 for the three months ended June 30, 2002 to $669,000 for the three months ended June 30, 2003 and gross margin on services revenues decreased from 83% to 70% due to a 120% increase in the number of customer service personnel as a result of the NDB acquisition.

Research and Development

          Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 89% from $1.8 million for the three months ended June 30, 2002 to $3.3 million for the three months ended June 30, 2003 due to a 102% increase in the number of research and development personnel as a result of the NDB acquisition. As a percentage of total revenues, research and development expenses increased from 22% to 32% over the same period. The Company expects quarterly research and development expenses to decrease by approximately 10% for the three months ending September 30, 2003 as compared with the three months ended June 30, 2003 due to the staff reductions made in July 2003. *

Sales and Marketing

          Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 34% from $2.7 million for the three months ended June 30, 2002 to $3.6 million for the three months ended June 30, 2003 due primarily to a 30% increase in the number of sales and marketing personnel as a result of the NDB acquisition. As a percentage of total revenues, sales and marketing expenses increased from 33% to 34% over the same period.

General and Administrative

          General and administrative expenses include costs associated with the Company’s general and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB in 2003. General and administrative expenses increased approximately 135% from $705,000 for the three months ended June 30, 2002 to $1.7 million for the three months ended June 30, 2003 due primarily to a 50% increase in the number of administrative personnel as a result of the NDB acquisition and to the inclusion of $255,000 in amortization expense. In addition, general and administrative expenses in the three months ended June 30, 2002 were reduced by reversal of a provision for legal settlement and a reduction in accrued performance bonuses. As a percentage of total revenues, general and administrative expenses increased from 9% to 16% over the same period.

Interest Income (Expense), net

          Interest income (expense), net, consists of interest earned on cash and cash equivalents and short-term investments and amortization of the valuation premium attributed to the convertible notes payable, net of interest charges on those notes. Interest income decreased from $346,000 for the three months ended June 30, 2002 to $94,000 for the three months ended June 30, 2003. The decrease is due to a 51% reduction in cash and short-term investments as a result of the NDB acquisition and to a decrease in interest rates. Amortization of the valuation premium on the convertible notes payable of approximately $102,000 was partially offset by $87,000 in interest payable on those notes.

Other Income (Expense), net

          Other income (expense), net, primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income decreased by $202,000 from income of $134,000 for the three months ended June 30, 2002 to expense of $68,000 for the three months ended June 30, 2003.

Provision for (benefit from) income taxes

          Provision for (benefit from) income taxes consists of federal, state and international income taxes. The Company recorded a tax benefit of $1.1 million in the three months ended June 30, 2003, compared with a provision of $729,000 for the three months ended June 30, 2002. The benefit recorded in the three months ended June 30, 2003 is due to a change in the mix of income between domestic and international operations and to adjustments to the Company’s transfer pricing. The Company’s future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations. *

Comparison of the Nine-Month Periods Ended June 30, 2002 and 2003

          Revenues, cost of revenues and expenses for the nine months ended June 30, 2003 include the results of the continuing operations of NDB, which was acquired by the Company on August 30, 2002 as described in more detail in Note 1 to the Condensed Consolidated Financial Statements. The results of operations for the nine months ended June 30, 2002 do not include NDB, because the acquisition occurred subsequent to that period.

Revenues

          Revenues increased by approximately 13% from $31.0 million for the nine months ended June 30, 2002 to $35.0 million for the nine months ended June 30, 2003. Over the same period, product revenues increased by approximately 4% from $26.7 million to $27.8 million. The increase in product revenues was attributable to the presence in the latter period of revenues from the Company’s MGTS products acquired with NDB and partially offset by the reduced demand for the Company’s DCT test systems due to reductions in research and development spending on the part of most of its major customers. Services revenues also increased approximately 66% from $4.3 million to $7.2 million over the same period. The increase in services revenues was due to the addition of the service revenue stream from the MGTS installed base acquired with NDB.

Cost of Revenues

          Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. In addition, in the nine months ended June 30, 2003, cost of product revenues included fees paid to Tekelec for the manufacture of the MGTS products under a transitional services agreement that expired on February 28, 2003. Cost of product revenues increased approximately 120% from $1.9 million for the nine months ended June 30, 2002 to $4.3 million for the nine months ended June 30, 2003 and gross margin on product revenues decreased from 93% to 85% due to the inclusion of MGTS product, which has lower margins than the Company’s DCT products, and to $763,000 in manufacturing fees paid under the transitional services agreement, which expired in February 2003.

          Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 176% from $771,000 for the nine months ended June 30, 2002 to $2.1 million for the nine months ended June 30, 2003 and gross margin on services revenues decreased from 82% to 70% due to a 120% increase in the number of customer service personnel as a result of the NDB acquisition.

Research and Development

          Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 100% from $5.2 million for the nine months ended June 30, 2002 to $10.4 million for the nine months ended June 30, 2003 due to a 102% increase in the number of research and development personnel as a result of the NDB acquisition. As a percentage of total revenues, research and development expenses increased from 17% to 30% over the same period.

Sales and Marketing

          Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 34% from $8.1 million for the nine months ended June 30, 2002 to $10.9 million for the nine months ended June 30, 2003 due primarily to a 30% increase in the number of sales and marketing personnel as a result of the NDB acquisition. As a percentage of total revenues, sales and marketing expenses increased from 26% to 31% over the same period.

General and Administrative

          General and administrative expenses include costs associated with the Company’s general and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of intangible assets acquired with NDB in 2003. General and administrative expenses increased approximately 58% from $3.5 million for the nine months ended June 30, 2002 to $5.6 million for the nine months ended June 30, 2003 due primarily to a 50% increase in the number of administrative personnel as a result of the NDB acquisition and to the inclusion of $966,000 in amortization expense. As a percentage of total revenues, general and administrative expenses increased from 11% to 16% over the same period.

Interest Income, net

          Interest income, net, consists of interest earned on cash and cash equivalents and short-term investments and amortization of the valuation premium attributed to the convertible notes payable, net of interest charges on those notes. Interest income decreased from $1.1 million for the nine months ended June 30, 2002 to $330,000 for the nine months ended June 30, 2003. The decrease is due to a reduction in cash and short-term investments as a result of the NDB acquisition and to a decrease in interest rates. The $306,000 in amortization of the valuation premium on the convertible notes payable more than offset the $264,000 in interest payable on those notes.

Other Income (Expense), net

          Other income (expense), net, primarily represents gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income increased by $772,000 from an expense of $100,000 for the nine months ended June 30, 2002 to an income of $672,000 for the nine months ended June 30, 2003 due to a Japanese consumption tax refund of approximately $695,000 recorded in the latter period, partially offset by foreign exchange losses.

Provision for (benefit from) income taxes

          Provision for (benefit from) income taxes consists of federal, state and international income taxes. The Company recorded a tax benefit of $404,000 in the nine months ended June 30, 2003, compared with a provision of $3.5 million for the nine months ended June 30, 2002. The benefit recorded in the nine months ended June 30, 2003 is due to a change in the mix of income between domestic and international operations and to adjustments to the Company’s transfer pricing. The Company’s future tax rate may vary depending in part on the relative income contribution by its domestic and foreign operations. *

Liquidity and Capital Resources

          Historically, the Company has financed its operations primarily through cash generated from operations and from the proceeds of its initial public offering completed on February 11, 1999. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

          The Company’s purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million maturing August 30, 2004. The convertible notes were issued by the Company’s Irish subsidiary and are guaranteed by the Company. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. If not converted by the holder, the Company is entitled to pay the principal and accrued interest on one of the notes in the principal amount of $10.0 million in cash or, in whole or in part, by issuing its common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note. The Company’s cash and short term investment balances as at June 30, 2003 exceeded the aggregate principal amount of the notes by $16.9 million.

          The Company’s operating activities provided cash of $1.3 million in the nine-month period ended June 30, 2003 and $13.0 million in the nine-month period ended June 30, 2002. The cash provided by the Company’s operations in the nine months ended June 30, 2003 was primarily attributable to net income of $3.1 million, a realization of $1.7 million on the assets of discontinued operations net of liabilities paid, decreases of $3.3 million in accounts receivable and inventories, and to the recognition of $2.3 million in non-cash items for depreciation, amortization and deferred income tax, partially offset by decreases in accounts payable, accrued liabilities and an increase in prepaid expenses totaling $9.8 million. The cash provided by the Company’s operations in the nine months ended June 30, 2002 was primarily attributable to net income of $9.0 million, a decrease in accounts receivable of $1.9 million and increases in accrued liabilities and deferred revenue totaling $2.7 million and partially offset by an increase in prepaid expenses of $1.0 million. To the extent that non-cash items increase or decrease and positively or negatively impact the Company’s future operating results, there will be no corresponding impact on its cash flows.

          The Company’s primary source of operating cash flow is the collection of accounts receivable from its customers and the timing of payments to its vendors and service providers. The Company measures the effectiveness of its collections efforts by an analysis of average accounts receivable days outstanding (“days sales outstanding”). As at June 30, 2003 the Company had 77 days sales oustanding, slightly above the 75 day average over the preceding eight fiscal quarters due to rear-end loaded billings in the three months ended June 30, 2003. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of the Company’s future revenues, payment terms extended to its customers and the effectiveness of its collection efforts.

          Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, provided cash of $8.4 million in the nine months ended June 30, 2003 compared to a use of cash of $29.3 million in the nine months ended June 30, 2002. As at June 30, 2003, the Company had no material capital expenditure commitments, and the Company expects that capital expenditures for the three months ending September 30, 2003 will total approximately $300,000.*

          Cash used by financing activities for the nine months ended June 30, 2003 of $1.4 million was attributable to the repurchase of 257,400 shares of the Company’s stock under its stock repurchase program at a cost of $1.8 million, partially offset by the exercise of employee stock options and the purchase of shares under the employee stock purchase plan of $339,000. Cash provided by financing activities for the nine months ended June 30, 2002 of $710,000 was attributable to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan. The Company may continue to use cash to buy back shares of its common stock in the future.

          As of June 30, 2003, the Company had working capital of $31.4 million, cash and cash equivalents of $21.0 million, short-term investments of $13.2 million and no bank indebtedness. As of June 30, 2003, the Company had the following contractual obligations, in millions:

		Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal payable under convertible notes	$17.3	$—	$17.3	$—	$—
Operating leases	3.9	1.1	2.3	0.4	0.1

Total contractual cash obligations	$21.2	$1.1	$19.6	$0.4	$0.1

          The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months and to repay the convertible notes on maturity in the event the holder does not exercise its conversion option.* The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its stockholders.

Recent Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 in the three months ended March 31, 2003 and its adoption did not have a material effect on the Company’s financial position or results of operations.

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

          The following table represents the activity in Warranty Accrual for the nine months ended June 30, 2003 (in thousands):

Balance at September 30, 2002	$600
Settlements made during the period	(105)
Accruals for warranties issued during the period	105

Balance at June 30, 2003	$600

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company has adopted this disclosure standard as required for the three months ended June 30, 2003.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

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

Dependence on Limited Number of Customers

          The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the nine months ended June 30, 2003, the Company’s top five customers represented approximately 49% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

Risks Relating to Acquisitions

          As part of its business strategy, the Company acquired NDB on August 30, 2002 and may make further acquisitions of, or significant investments in, companies, products or technologies that it believes are complementary, although no such acquisitions or investments are currently pending. The NDB acquisition and any such future transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others, the difficulties associated with assimilating the personnel and operations of acquired companies, the potential disruption of the Company’s ongoing business, the distraction of management and other resources, the integration of personnel and technology of an acquired Company, difficulties in evaluating the technology of a potential target, inability to motivate and retain new personnel, the maintenance of uniform standards, controls, procedures and policies and the impairment of relationships with employees and clients as a result of the integration of new management personnel. The Company has no previous experience in assimilating acquired companies or product lines into its operations. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered in connection with the NDB acquisition or any such future acquisitions. Furthermore, future acquisitions by the Company could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company’s business, financial condition and results of operation or on the market price of the Company’s common stock.

Risk Associated with International Operations

          Company revenues from international customers were approximately 65% during the nine months ended June 30, 2003. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods.* The Company sells its products worldwide through its direct sales force. The Company has international offices located in Japan, Canada, the United Kingdom, Germany, France, Finland, and Australia and plans to add offices, staff and resources worldwide from time to time. International sales and operations are subject to inherent risks, including difficulties in staffing and managing foreign operations, longer customer payment cycles, greater difficulty in accounts receivable collection, changes in regulatory requirements or in economic or trade policy, costs related to localizing products for foreign countries, potentially weaker protection for intellectual property in certain foreign countries, the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers, and potentially adverse tax consequences, including restrictions on repatriation of earnings. During the last two fiscal years and during the nine months ended June 30, 2003, a significant portion of the Company’s sales has been to customers in Japan and Europe. If economic conditions in Japan or Europe deteriorate to a significant extent, the Company’s business, financial condition and results of operations could be materially adversely affected. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

          At June 30, 2003 the Company had forward exchange contracts maturing in fiscal 2003 to sell approximately $3.8 million in Japanese Yen. The fair market value of these contracts at June 30, 2003 was not material.

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

Interest Rate Risk

          The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of June 30, 2003, short-term investments consisted of available-for-sale securities of $13.2 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2003, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

          The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

          There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 17, 2003, the Company filed a Current Report on Form 8-K to furnish its press release dated April 17, 2003 announcing the Registrant’s results of operations for the three months ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: August 12, 2003	By: /s/ CHRISTOPHER A. STEPHENSON
Christopher A. Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002