Form 10-K
period 2003-09-30
CATAPULT COMMUNICATIONS CORP
filed 2003-12-05
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 31, 2003 of $6.35 per share) was approximately $40,133,327. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of November 14, 2003, 12,912,563 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 13, 2004.

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

The Company

      Catapult Communications Corporation (“Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Catapult’s DCT, MGTS and LANCE products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. The Company’s advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company markets its products through both a direct sales force and distributors to industry leaders such as AT&T Wireless Services, Inc., Alcatel, Bellsouth Corporation, Cisco Systems, Inc., Fujitsu Limited, LM Ericsson, Evolium SAS, Lucent Technologies, Inc. (“Lucent”), Motorola, Inc. (“Motorola”), NEC Corporation (“NEC”), Nextel Communications, Inc., Nippon Telephone and Telegraph (“NTT”), Nokia Corporation, Nortel Networks Limited (“Nortel”), NTT DoCoMo, Inc. (“NTT DoCoMo”) and Siemens AG.

      The Company was incorporated in California in October 1985, reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan and Australia. The Company completed its initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002.

      The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and hence files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site

(http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      Financial and other information can also be obtained at the Company’s web site, www.catapult.com, where the Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

The DCT, MGTS and LANCE Products

      The Company’s telecommunications test system product line consists of three products: the DCT system, originally introduced by the Company in 1985 and since extensively enhanced; the MGTS system, acquired in connection with the acquisition of NDB, and the LANCE system, introduced by the Company in fiscal 2003.

      The DCT, MGTS and LANCE products perform a variety of test functions, including feature verification, conformance testing, simulation, load and stress testing and monitoring. The Company maintains an extensive library of software modules that support a large number of industry standard protocols and variants thereon. The Company’s emphasis is on complex, high-level and emerging protocols, including Third Generation Cellular (3G), IP Telephony (Voice over IP or VoIP), General Packet Radio Service (GPRS), Asynchronous Transfer Mode (ATM), Signaling System #7 (SS7), Intelligent Network (IN), V5, Integrated Services Digital Network (ISDN), Global Systems for Mobile Communications (GSM), Interim Standard 41 (IS-41), Code Division Multiple Access (CDMA), X.25 and Frame Relay.(1) The Company’s extensive technical know-how and proprietary software development tools enable the Company to implement new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol modules, large selection of physical interfaces and versatile platforms, the DCT, MGTS and LANCE products are easily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the DCT and MGTS systems’ multi-protocol capabilities allow multiple testing operations to be performed simultaneously, helping the Company’s customers to accelerate their product development cycles.

      DCT and MGTS systems consist of advanced proprietary software and hardware running on third-party UNIX-based workstations; LANCE systems run on Linux-based personal computers. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol modules and hardware to meet future testing needs. Customers have the option to purchase a third-party workstation from the Company or to provide a workstation to the Company for configuration. Prices for DCT, MGTS and LANCE systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000 and a LANCE system sale from approximately $40,000 to $100,000.

Applications

      The principal applications of the DCT, MGTS and LANCE products are feature verification, conformance testing, simulation, load and stress testing and monitoring.

      Feature Verification. DCT, MGTS and LANCE systems are used to perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to verify that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and use the systems’ traffic channel facilities to verify a voice or data path.

(1) Please refer to Glossary on page 13.

      Conformance Testing. DCT, MGTS and LANCE systems are used to verify that network devices conform to industry standards. Because industry standards for protocols are constantly changing, the Company regularly develops new protocol test modules and updates existing protocol test modules so that customers can validate the implementation of new features and the functionality of existing features against those standards.

      Simulation. DCT, MGTS and LANCE systems are used to simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, the Company’s products assist engineers to cost-effectively develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.

      Load and Stress Testing. DCT and MGTS systems are used to verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gradually, rather than fail completely, when stressed beyond its specifications. The scalable architectures of the DCT and MGTS combined with the newly introduced m5000 platform described below significantly improve the Company’s ability to address its customers’ growing need to generate and maintain high traffic volumes for load testing.

      Monitoring. DCT, MGTS and LANCE systems are used in development laboratories to monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, DCT, MGTS and LANCE systems help ensure that the links have been brought into service and that the devices connected by the links are functioning properly. DCT, MGTS and LANCE systems can also provide notice of network device failure, set “traps” and “triggers,” count error messages and filter packets by address or selected field criteria. DCT, MGTS and LANCE systems can simultaneously monitor multiple links, each of which may be using different protocols.

DCT, MGTS and LANCE Software

      DCT, MGTS and LANCE test systems run under a UNIXTM or LinuxTM operating system and consist of proprietary general test applications, specialized programming languages and tools, graphical user interfaces and extensive libraries of proprietary test modules for a large number of protocols and variants, enabling the systems to be configured for many different test applications. Test modules are developed in accordance with telecom industry standard specifications and may include protocol encoders and decoders, state machines, validation tests and conformance test suites.

      DCT, MGTS and LANCE systems include a number of productivity tools. With the DCT and LANCE systems, customers may choose to program their tests by using Catapult’s graphical user interface, CATTgen, or by writing their own code using the Company’s Digital Communication Programming Language, a fully featured, optimized communications language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. With the MGTS system, customers may implement their tests using Catapult’s Protocol Adaptable State Machine (“PASM”). PASM allows the user to construct custom tests in a non-programming graphical environment. The DCT and MGTS products also provide “Quick Start” applications to characterize system performance, aid in training new users and provide a starting point for developing test applications.

DCT, MGTS and LANCE Hardware

      DCT, MGTS and LANCE products employ modular hardware architectures that support a wide variety of proprietary physical interfaces connecting the systems to devices under test. DCT and MGTS products utilize SUN Microsystems workstations and peripherals; LANCE products use industry standard personal computers and peripherals.

      With the introduction of the m5000 platform described below, the DCT system can support up to 26 PowerPCI co-processor cards, up to 72 m5000-OC3/12 Computing Interface cards or a combination of PowerPCI and m5000-OC3/12 cards, which are installed in the workstation and up to four expansion chassis. The DCT2000 family of PowerPCI cards includes Primary Rate, E1/E2, ATM Optical/UTP, Ethernet, Serial, ISDN, Basic Rate and Japanese CII.

      The MGTS system is based on a distributed-processor architecture with one central controller and up to 256 distributed link processors. The MGTS i3000 uses a high-speed bus architecture based on the PCI2 and CompactPCI3 bus standards and supports a family of Line Interface Cards that are installed in rack-mount bays. The MGTS family of Line Interface Cards includes E1/T1 HDLC, E1/T1 ATM, ATM SONET/SDH, Ethernet, DS1 (channelized and unchannelized), JT2 (for Japan), Serial, B-Channel, DSP board and Auxiliary Timing.

      The newly introduced m5000 hardware platform has increased the capabilities of the DCT and MGTS test systems to address the telecom industry’s need for higher load test performance. Designed especially for 3G/ATM load test applications, the new platform is a significant performance upgrade for both the DCT2000 and the MGTS i3000 digital communication test systems. Intended to be the first of a next generation family of high-performance products, the m5000 is based on industry standard CompactPCI specifications. A serial-mesh backplane architecture supports up to 18 interface cards and provides the advantages of scalability, data traffic management and computing resource flexibility. The m5000 platform currently supports a new Catapult-designed m5000-OC3/12 computing interface card that employs two IBM PowerPC RISC processors to provide high capacity computing power.

      The LANCE system provides a single user entry-level test system that supports one of the DCT2000 family of PowerPCI co-processor cards installed in the PC. All test applications developed on LANCE can also be run on the DCT2000.

Customers

      The Company’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.

      Revenues from the Company’s top five customers represented approximately 68%, 64% and 50% of total revenues in fiscal 2001, 2002 and 2003 respectively. In fiscal 2003, sales to NTT DoCoMo, Nortel and NEC accounted for approximately 13%, 12%, and 10% of total revenues, respectively. In fiscal 2002, sales to Nortel, NEC and NTT DoCoMo accounted for approximately 24%, 14%, and 12% of total revenues, respectively. In fiscal 2001, sales to NEC, Nortel, Motorola and Lucent accounted for approximately 16%, 16%, 15% and 11% of total revenues, respectively. Separate engineering groups of the same customer at different locations generally make independent decisions to purchase the Company’s products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

Sales and Marketing

      The Company markets its products and services through its direct sales force, a majority of whom have technical degrees. As of September 30, 2003, the Company’s direct sales force consisted of 25 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. The sales and marketing staff is located in North America, Japan, and Europe. In addition, the Company sells its MGTS products through distributors in Europe, the Middle East and South America.

      The Company’s sales strategy is to focus on the functional groups related to the customer’s product development cycle, including research and development, network integration and final test. Sales to a new customer have often led to additional sales at other facilities of that customer, because often a customer performs development at multiple sites in order to adapt its telecommunications equipment to local requirements and standards. The Company intends to continue to leverage its existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, because users of similar test systems can benefit from sharing test scripts and results, an initial sale can facilitate a subsequent sale to other equipment manufacturers and network operators.

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

International Sales

      International sales outside North America constituted approximately 69%, 80% and 62% of the Company’s total revenues in fiscal 2001, 2002 and 2003 respectively. The Company expects that international sales will continue to account for a significant portion of its revenues in future periods. The Company sells its products worldwide through its direct sales force and distribution channels. The Company has sales staff outside the United States located in offices in Japan, the United Kingdom, Germany, France, Finland and Canada, and plans to open new offices internationally from time to time.

      Information with respect to the Company’s revenues, income and identifiable long-lived assets by principal geographic area of operations is set forth in Note 14 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Product Support

      Due to the complexity of its customers’ testing needs, the Company offers its customers support and training from highly skilled technical personnel. As of September 30, 2003, the Company had 52 applications engineers worldwide who provide full-time technical assistance and development support to the Company’s customers. The Company provides ongoing training, generally at the customer’s site, and technical assistance from all of its offices. Support is generally offered during normal business hours applicable to each office. The Company also offers product warranties for various lengths of time, depending on the product and the country of purchase or operation.

      The Company provides periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with the Company’s earlier software releases, enabling the DCT, MGTS and LANCE systems to continue to be used as customer needs and applications evolve. As part of its ongoing software support, the Company may also develop protocol variants at the request of its customers.

Product Development

      The Company’s development efforts are directed at improving the capability, performance and ease of use of the DCT, MGTS and LANCE systems. The Company intends to continue to devote a large portion of its engineering resources to the enhancement of its suite of software protocol modules in order to meet current and projected customer requirements. The Company also intends to continue to develop and enhance its proprietary internal tools and techniques for supporting new protocols in the DCT, MGTS and LANCE systems.

      The Company is continually seeking to make the DCT, MGTS and LANCE systems easier to use in order to expand its market to include a broader range of users. In order to run test scenarios, particularly on advanced telecommunications systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, the Company plans to continue the expansion and refinement of its GUI and other script development tools. In addition, the Company will continue to support a number of test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American).

      Most of the Company’s hardware development program is directed towards designing protocol coprocessors and associated physical interfaces. The Company has initiated these projects to increase the performance and capabilities of the DCT, MGTS and LANCE systems and expand the range of devices to which these systems can be directly connected for testing purposes.

      Research and product development expenses were approximately $4.9 million, $7.5 million and $13.5 million in fiscal 2001, 2002 and 2003 respectively. In addition, in fiscal 2002 the Company recorded a $1.4 million in-process research and development expense in connection with the purchase of NDB. The Company’s policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2003, 76 of the Company’s engineers were engaged in or provided support to research and development.

Manufacturing

      The Company’s manufacturing operations consist of the procurement and inspection of components, final assembly, quality control tests and packaging. Workstations and PCs that host the Company’s products are either purchased by customers directly or purchased by the Company on behalf of its customers. Printed circuit boards, chassis and most of the other major components used in the Company’s products are sub-assembled to the Company’s specifications by independent contractors. The sub-assembled components are then delivered to the Company’s facilities for final assembly, quality control and testing against product specifications and product configuration, including installation of the Company’s software and proprietary hardware. The Company believes that its use of independent contractors for sub-assembly combined with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality.

      The Company has a computerized manufacturing inventory control system that is integrated with its financial accounting system. This manufacturing control system monitors purchasing, inventory control and production.

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

      The Company believes its principal competitors are Artiza Networks (“Artiza”), Acterna Corporation (“Acterna”), Agilent Technologies, Inc. (“Agilent”), INET, Inc. (“INET”), Spirent plc (“Spirent”), NetHawk Oyj (“NetHawk”) and Tektronix, Inc. (“Tektronix”). Many of the Company’s existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than the Company. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than the Company. The Company believes that the market for high-end testing systems is fragmented geographically. For example, INET and Tektronix are the Company’s primary competitors in North America, while its primary competitors in Europe are Tektronix, Acterna, Spirent and NetHawk. The Company’s primary competitor in Japan is Artiza. The Company also faces competition from several relatively small companies.

      The Company also competes with the internal test system groups of its customers and potential customers. Many of the Company’s existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems offered by the Company.

      The Company expects competition to increase in the future from existing competitors and from other companies that may enter this market with solutions that may be less costly or provide higher performance or offer more features than the Company’s solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop new test solutions for internal use or for sale to third parties in the Company’s markets. Accordingly, it is possible that new competitors may emerge and acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Employees

      As of September 30, 2003, the Company employed 222 full-time employees, including 76 in research and development, 52 in application engineering customer support, 48 in sales, 13 in marketing, 20 in administration and 13 in manufacturing. Of these employees, 153 were employed in North America, where the Company’s head office and NDB office are located, 35 were employed in the United Kingdom and Europe, 19 in Japan, and 15 in Australia. The Company is not subject to any collective bargaining agreement and has not experienced any work stoppages. The Company believes that its relations with its employees are good.

Executive Officers of the Company

      The following table sets forth certain information, as of September 30, 2003, with respect to the executive officers of the Company:

Name	Age	Positions

Richard A. Karp	59	Chief Executive Officer and Chairman of the Board
David Mayfield	54	President and Chief Operating Officer
Glenn Stewart	53	Vice President of Engineering and Chief Technology Officer
Chris Stephenson	52	Vice President, Chief Financial Officer and Secretary
Sean Kelly	52	Vice President of Sales
Adam Fowler	41	Vice President of Advanced Development
Guy R. Simpson	45	Vice President of Customer Support
Barbara J. Fairhurst	55	Vice President of Operations
Terry Eastham	56	Vice President of Marketing
Kathy T. Omaye-Sosnow	47	Vice President of Human Resources

      Dr. Richard A. Karp founded the Company in 1985 and has served as Chief Executive Officer and Chairman of the Board of the Company since inception. In May 2000, Dr. Karp relinquished his title as President to David Mayfield, the Company’s Chief Operating Officer. Dr. Karp holds a Ph.D. in computer science from Stanford University, an M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

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

      Mr. Glenn Stewart joined the Company in 1992 as Vice President of Engineering and was promoted to the position of Chief Technology Officer in January 2003. Prior to joining the Company, he was Director of Engineering at Tektronix/LP Com, a manufacturer of telecommunications test products. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds an M.Sc. and a B.Sc. in Computer Science from the University of Toronto.

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

      Mr. Sean Kelly joined the Company in July 2003 as Vice President of Sales. From 1980 to 2002, Mr. Kelly held progressively more senior product management, marketing and sales management positions with Hewlett-Packard Company, most recently that of General Manager — Worldwide Business Customer Sales — Industry Standard Servers, PCs, Printers. Mr. Kelly holds a B.S. in Mathematics from the U.S. Naval Academy.

      Mr. Adam Fowler joined the Company in August 2002 in connection with the Company’s acquisition of the Network Diagnostics Business from Tekelec and was promoted to the position of Vice President of Advanced Development in January 2003. From 1998 to 2002, Mr. Fowler held progressively more senior development management positions with Tekelec, most recently that of Assistant Vice President of Engineering with responsibility for the MGTS product line. Prior to 1998, he was employed by Nortel, Inc. for 14 years, where his last position was Senior Manager, Product Development and Verification. Mr. Fowler holds a B.S.E. in Electrical Engineering from Duke University.

      Mr. Guy R. Simpson has served as Deputy Chairman of Catapult Communications Ltd. (“CCL”), the Company’s UK subsidiary, since October 1996 and was appointed Vice President of Applications Development of the Company in May 1998 and Vice President of Customer Support in October 2002. Mr. Simpson joined the Company in 1989 and has held a number of technical and management positions with the Company and CCL since that time. Prior to joining the Company, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

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

      The Company’s executive offices, product development and primary support and production operations are located in Mountain View, California, where the Company occupies approximately 39,100 square feet pursuant to leases that expire in 2005. The annual rent for the property is approximately $390,000. In addition the Company leases approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2008. The annual rent for the property is approximately $260,000. The Company believes that these facilities will be adequate for its planned purposes.*

      In addition, the Company leases a total of approximately 30,000 square feet of professional services office space in the following 11 locations: Schaumburg, Illinois; Dallas, Texas; Ottawa, Canada; Chippenham, England; Gilching, Germany; Antony Cedex, France; Sollentuna, Sweden; Helsinki, Finland; Tokyo, Japan; Yokosuka Research Park, Japan; and Melbourne, Australia.

Item 3.	Legal Proceedings

      A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A trial date on the matter has been scheduled for January 16, 2004. The Company strongly believes that it properly terminated any contract it had with Tucana and that

Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company may be able to seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2002		2003

	High	Low	High	Low

First fiscal quarter	$29.75	$12.50	$13.07	$8.01
Second fiscal quarter	$30.90	$16.50	$12.85	$6.08
Third fiscal quarter	$27.50	$14.27	$13.51	$5.74
Fourth fiscal quarter	$15.80	$8.96	$14.96	$10.12

      The Company had approximately 51 stockholders of record as of November 14, 2003. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business. Therefore, the Company does not anticipate paying cash dividends in the foreseeable future.

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

	Fiscal Year Ended September 30,

Consolidated Statements of Income Data:	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Revenues:
Products	$25,505	$22,045	$34,689	$33,988	$35,344
Services	3,450	5,001	5,197	6,051	9,880

Total revenues	28,955	27,046	39,886	40,039	45,224

Cost of revenues:
Products	2,701	2,209	3,794	2,700	5,652
Services	945	971	591	1,172	2,825
Amortization of purchased technology	—	—	—	57	686

Total cost of revenues	3,646	3,180	4,385	3,929	9,163

Gross profit	25,309	23,866	35,501	36,110	36,061

Operating expenses:
Research and development	2,777	3,037	4,938	7,520	13,519
Sales and marketing	5,623	9,427	10,673	10,714	14,506
General and administrative	2,485	3,703	5,369	4,899	6,679
Restructuring costs	—	—	—	—	730
Purchased in-process research and development	—	—	—	1,400	—

Total operating expenses	10,885	16,167	20,980	24,533	35,434

Operating income	14,424	7,699	14,521	11,577	627
Interest income	1,294	2,674	2,919	1,456	786
Interest expense	—	—	—	(29)	(350)
Other income (expense), net	(107)	169	(585)	(219)	1,216

Income from continuing operations before income taxes	15,611	10,542	16,855	12,785	2,279
Provision for (benefit from) income taxes	6,706	3,976	5,810	3,580	(2,086)

Income from continuing operations	8,905	6,566	11,045	9,205	4,365
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	—	—	(56)	—

Net income	$8,905	$6,566	$11,045	$9,149	$4,365

Net income per share — basic
Income from continuing operations	$0.75	$0.51	$0.85	$0.71	$0.34
Loss from discontinued operations	—	—	—	(0.00)	—

Net income per share — basic	$0.75	$0.51	$0.85	$0.70	$0.34

	Fiscal Year Ended September 30,

Consolidated Statements of Income Data:	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Net income per share — diluted
Income from continuing operations	$0.73	$0.50	$0.83	$0.69	$0.33
Loss from discontinued operations	—	—	—	(0.00)	—

Net income per share — diluted	$0.73	$0.50	$0.83	$0.69	$0.33

Shares used in per share calculation:
Basic	11,874	12,801	12,933	13,039	12,948

Diluted	12,217	13,123	13,276	13,313	13,113

	September 30,

Consolidated Balance Sheets Data:	1999	2000	2001	2002	2003

	(In thousands)
Cash, cash equivalents and short-term investments	$41,654	$48,637	$61,476	$35,365	$30,671
Working capital	42,372	49,164	61,517	28,852	16,629
Total assets	50,667	59,343	72,833	117,850	107,089
Convertible notes payable	—	—	—	18,081	17,674
Total stockholders’ equity	43,589	50,887	63,490	72,965	76,621

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from the Company’s consolidated statements of income to total revenues.

	Percentage of Total Revenues
	Year Ended September 30,

	2001	2002	2003

Revenues:
Products	87.0%	84.9%	78.2%
Services	13.0	15.1	21.8

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	9.5	6.8	12.5
Services	1.5	2.9	6.2
Amortization of purchased technology	—	0.1	1.5

Total cost of revenues	11.0	9.8	20.2

Gross profit	89.0	90.2	79.8

Operating expenses:
Research and development	12.4	18.8	29.9
Sales and marketing	26.8	26.8	32.1
General and administrative	13.4	12.2	14.8
Restructuring costs	—	—	1.6
Purchased in process research and development	—	3.5	—

Total operating expenses	52.6	61.3	78.4

	Percentage of Total Revenues
	Year Ended September 30,

	2001	2002	2003

Operating income	36.4	28.9	1.4
Interest income	7.4	3.6	1.7
Interest expense	—	(0.1)	(0.7)
Other income (expense), net	(1.5)	(0.5)	2.6

Income from continuing operations before income taxes	42.3	31.9	5.0
Provision for (benefit from) income taxes	14.6	8.9	(4.7)

Income from continuing operations	27.7	23.0	9.7
Loss from discontinued operations	—	(0.1)	—

Net income	27.7%	22.9%	9.7%

Gross profit margin on products	89.1%	92.1%	84.0%

Gross profit margin on services	88.6%	80.6%	71.4%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company’s revenues are derived from product sales, which include both licenses of the DCT, MGTS and LANCE system software and sales of DCT, MGTS and LANCE hardware, and from services, which include customer support under hardware and software support contracts as well as installation and training. Prices for the DCT, MGTS and LANCE systems vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000 and a LANCE system sale from approximately $40,000 to $100,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation or PC from the Company or provide a workstation or PC to the Company for configuration. Product sales are recognized upon shipment or, if installation services are purchased, when installation is complete, provided collection is probable.

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

Critical Accounting Policies

      The Company has identified the accounting policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected future financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

     Revenue Recognition

      Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installation is complete, if installation services are purchased, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Training and maintenance revenues are based on the Company’s established history of charging separate fees for training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

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

     Use of Estimates; Allowance for Doubtful Accounts

      The preparation of financial statements requires the Company to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The Company specifically analyzes accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s accounts receivable balance as of September 30, 2003 was $10.6 million, net of allowance for doubtful accounts of $0.3 million.

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

     Goodwill and Long Lived Assets

      Effective October 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, the discontinuance of goodwill amortization and an annual impairment test. The Company performed its most recent annual impairment test on September 30, 2003, showing no impairment of goodwill, and will continue to perform this test annually using the methodology described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report.

      SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of.” For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that the Company has committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Fiscal Years Ended September 30, 2002 and 2003

      Revenues, cost of revenues and operating expenses for the year ended September 30, 2003 include a full 12 months of the results of the continuing operations of NDB. The corresponding figures for the year ended September 30, 2002 include one month of the results of the continuing operations of NDB from August 30, 2002, the date it was acquired by the Company, and exclude the results of the discontinued distribution and consulting businesses engaged in by Tekelec Limited in Japan as described in Note 5 of the Notes to the Consolidated Financial Statements.

     Revenues

      Total revenues increased by 13% from $40.0 million in fiscal 2002 to $45.2 million in fiscal 2003. Despite the additional MGTS revenues resulting from the NDB acquisition, product revenues increased by only approximately 4% from $34.0 million in fiscal 2002 to $35.3 million in fiscal 2003, due to prevailing market weakness that negatively affected shipments of both DCT and MGTS products. Services revenues increased by approximately 63% from $6.1 million in fiscal 2002 to $9.9 million in fiscal 2003 due to the increase in the number of systems under maintenance, primarily as a result of the NDB acquisition.

     Cost of Revenues

      Cost of product revenues increased by approximately 109% from $2.7 million in fiscal 2002 to $5.7 million in fiscal 2003. Gross margin on product revenues decreased from 92.1% in fiscal 2002 to 84.0% in fiscal 2003. Both the increase in cost of product revenues and the decrease in gross margin on product revenues reflected two factors: first, the higher cost of goods on the more hardware intensive MGTS product in comparison with the DCT product; and second, the additional manufacturing costs incurred on MGTS product during the six month period ended February 28, 2003 when this product was manufactured for the Company by Tekelec under a Transitional Services Agreement.

      Cost of services revenues increased by approximately 141% from $1.2 million in fiscal 2002 to $2.8 million in fiscal 2003 as a result of a corresponding increase in the costs of customer support personnel due to the NDB acquisition. Gross margin on services revenues decreased from 80.6% in fiscal 2002 to 71.4% in fiscal 2003 as the cost of providing services revenues, consisting primarily of compensation costs, grew more than the associated revenues. Gross margin on services revenues may also vary depending on the timing of system sales and support contract renewals.

      Amortization of purchased technology increased from $57,000 in fiscal 2002 to $686,000 in fiscal 2003 reflecting a full 12 months of amortization in the latter year in comparison with a single month in the former.

     Research and Development

      Research and development expenses increased by approximately 80% from $7.5 million in fiscal 2002 to $13.5 million in fiscal 2003 due to a corresponding increase in compensation and other costs associated with NDB research and development activities. As a percentage of total revenues, research and development expenses increased from 18.8% in fiscal 2002 to 29.9% in fiscal 2003. The Company expects the absolute annual level of research and development expenses to decrease by approximately 20% in fiscal 2004 as a result of reductions made during fiscal 2003 in the number of employees and contractors engaged in research and development activities.*

     Sales and Marketing

      Sales and marketing expenses increased by approximately 35% from $10.7 million in fiscal 2002 to $14.5 million in fiscal 2003 as a result of two factors: an increase of approximately $3.2 million in compensation and other associated costs due to an increase in the number of personnel engaged in sales and marketing activities as a result of the NDB acquisition, and an increase of approximately $550,000 in the cost of sales and marketing activities outside the United States due to an increase in the values of the foreign currencies in which this cost is incurred. As a percentage of total revenues, sales and marketing expenses increased from 26.8% of revenues in fiscal 2002 to 32.1% in fiscal 2003.

     General and Administrative

      General and administrative expenses increased by approximately 36% from $4.9 million in fiscal 2002 to $6.7 million in fiscal 2003. This increase was due to four factors: an increase of $850,000 in facilities costs due primarily to the NDB acquisition; an increase of $155,000 in compensation costs due to an increase in the number of personnel engaged in the performance of general and administrative activities; an increase of $470,000 in premiums for general liability, directors and officers and workers compensation insurance; and an increase of $336,000 in non-cash amortization of acquisition related intangibles. As a percentage of total revenues, general and administrative expenses increased from 12.2% to 14.8% over the same period. The Company expects the absolute annual level of general and administrative expenses to increase by up to approximately 5% in fiscal 2004 due to increased regulatory compliance costs.*

     Restructuring Costs

      A restructuring charge of $730,000 was recorded in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees, including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of the Company’s pre-termination workforce. No restructuring charge was recorded in fiscal 2002.

Purchased In-process Research and Development

      In fiscal 2002, $1.4 million in purchased in-process research and development was charged to operating expenses. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined by an independent appraiser using established valuation techniques and was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition. There was no expense recorded in fiscal 2003 for purchased in-process research and development.

Interest Income

      Interest income decreased from $1.5 million in fiscal 2002 to $786,000 in fiscal 2003 due to lower cash and short term investment balances resulting from the $42.5 million paid on closing of the NDB acquisition and lower prevailing rates of return, partially offset by amortization of $407,000 of the convertible note valuation premium in fiscal 2003 in comparison with $34,000 in fiscal 2002.

Interest Expense

      Interest expense increased from $29,000 in fiscal 2002 to $350,000 in fiscal 2003 due to a corresponding increase in interest accrued on the convertible notes payable.

Other Income (Expense), net

      Other income improved from an expense of $219,000 in fiscal 2002 to income of $1.2 million in fiscal 2003 due to two factors: foreign exchange gains recorded in fiscal 2003 in contrast with the foreign exchange losses in fiscal 2002 and the receipt in fiscal 2003 of a Japanese consumption tax refund in the amount of approximately $695,000.

Income Taxes

      The Company recorded a benefit from income taxes of $2.1 million in fiscal 2003 as a result of three factors: the identification of approximately $830,000 in additional taxes recoverable from a previous period; a reduction of approximately $970,000 in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of the Company’s Japanese subsidiary; and the recognition of approximately $775,000 in future tax benefits of foreign tax credits created in the liquidation of the Japanese subsidiary acquired from Tekelec. As a result, the Company’s effective tax rate changed from a provision of 28% in fiscal 2002 to a benefit of 92% in fiscal 2003.

Fiscal Years Ended September 30, 2001 and 2002

      Revenues, cost of revenues and operating expenses for the year ended September 30, 2002 include the results of the continuing operations of NDB from August 30, 2002, the date it was acquired by the Company and exclude the results of the discontinued distribution and consulting businesses engaged in by Tekelec Limited in Japan as described in Note 5 of the Notes to the Consolidated Financial Statements.

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

      Amortization of purchased technology in the amount of $57,000 was recorded in fiscal 2003, reflecting one month of amortization of the NDB technology. No amortization of purchased technology was recorded in fiscal 2002.

Research and Development

      Research and development expenses increased by approximately 52% from $4.9 million in fiscal 2001 to $7.5 million in fiscal 2002 due primarily to higher compensation costs resulting from a significant increase in the number of personnel engaged in research and development. This increase in research and development personnel reflected both the addition of 15 employees throughout fiscal 2002 and the 53 personnel who joined with the acquisition of NDB one month prior to the end of fiscal 2002. As a percentage of total revenues, research and development expenses increased from 12.4% to 18.8% over the same.

Sales and Marketing

      Sales and marketing expenses remained unchanged at $10.7 million from fiscal 2001 to fiscal 2002 as the addition of one month of expenses related to NDB sales and marketing expenses was offset by a 14% reduction in the number of non-NDB personnel engaged in sales and marketing as well and by a reduction in variable compensation expense. As a percentage of total revenues, sales and marketing expenses remained unchanged at 26.8% of revenues from fiscal 2001 to fiscal 2002.

General and Administrative

      General and administrative expenses decreased by approximately 9% from $5.4 million in fiscal 2001 to $4.9 million in fiscal 2002. This decrease was due primarily to decreases in performance related bonuses, recruitment costs and legal fees. As a percentage of total revenues, general and administrative expenses decreased from 13.4% to 12.2% over the same period.

Purchased In-process Research and Development

      In fiscal 2002, $1.4 million in purchased in-process research and development was charged to operating expenses. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined by an independent appraiser using established valuation techniques and was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition.

Interest Income

      Interest income decreased from $2.9 million in fiscal 2001 to $1.5 million in fiscal 2002 due to lower prevailing rates of return.

Interest Expense

      Interest expense of $29,000 was recorded in fiscal 2002 reflecting interest accrued on the convertible notes payable. No interest expense was recorded in fiscal 2001.

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

Liquidity and Capital Resources

      Historically, the Company has financed its operations primarily through cash generated from operations and from the proceeds of its initial public offering completed in early 1999. The proceeds to the Company from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

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

      The Company’s operating activities provided cash of $12.5 million, $12.4 million and $3.6 million in fiscal 2001, 2002 and 2003, respectively. In fiscal 2001, the major component of cash from operating activities was net income. In 2002, cash generated by net income was further increased by $1.2 million in changes in working capital components, including an increase in accrued liabilities in that amount, and by adjustments to net cash provided by operating activities of $2.0 million in non-cash charges for depreciation, amortization, purchased in process research and development and deferred income taxes. In 2003, cash generated by net income was reduced by changes in working capital components, the largest of which was a $4.9 million reduction in accrued liabilities.

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

      Investing activities, consisting primarily of purchases and sales of short-term investments, additions to property and equipment and the acquisition of NDB, provided cash of $25.6 million in fiscal 2001 and used cash of $44.4 million and $3.4 million in fiscal 2002 and 2003, respectively.

      Financing activities provided cash of $1.0 million and $723,000 in fiscal 2001 and 2002, respectively, from the exercise of stock options and the sale of shares under the employee stock purchase plan. Financing activities used cash of $1.2 million in fiscal 2003 as the value of common stock repurchased exceeded the value issued.

      As of September 30, 2003, the Company had working capital of $16.6 million, cash and cash equivalents of $11.8 million and short-term investments of $18.9 million. As of September 30, 2003, the Company had the following contractual obligations, in millions:

		Payments Due by Period

		Less Than	1-3	4-5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years

Principal and interest payable under convertible notes	$18.0	$18.0	$—	$—	$—
Operating leases	3.1	1.2	1.1	0.7	0.1

Total contractual cash obligations	$21.1	$19.2	$1.1	$0.7	$0.1

      The Company expects that capital expenditures will total approximately $1.0 million in fiscal 2004.*

      The Company believes that inflation has not had a material impact on its liquidity or cash requirements.

      The Company may require additional funds to support its working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that if available, such financing will be obtainable on terms favorable to the Company or its stockholders. The Company believes that cash and cash equivalents, short-term investments and funds generated from operations will provide the Company with sufficient funds to finance its requirements for at least the next 12 months, including the repayment of the convertible notes payable in the event that they are not converted.*

Factors That May Affect Future Results

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

Dependence on Limited Number of Customers

      The Company’s customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of the Company’s revenues to date. In the fiscal year ended September 30, 2003, the Company’s top five customers represented approximately 50% of total revenues. The Company expects that it will continue to depend upon a relatively limited number of customers for substantially all of its revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide the Company with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of the Company’s significant customers could materially adversely affect the Company’s business, financial condition and results of operations.

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

      The Company’s test systems currently operate only on the Sun UNIX and the Linux operating systems. The Company’s current and prospective customers may require other operating systems, such as Windows 2000 or Windows XP, to be used in their telecommunications test systems or may require the integration of other industry standards. There can be no assurance that the Company would be able to successfully adapt its products to such operating systems on a timely or cost-effective basis, if at all. The failure of the Company to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Product Concentration

      To date, substantially all of the Company’s revenues have been attributable to sales of the DCT family of products and related services. With the acquisition of NDB late in fiscal 2002, the Company expanded its product line to include the similar MGTS products, and in fiscal 2003 it introduced the LANCE product. The Company currently expects the DCT and MGTS families of products and related services to account for the majority of its revenues for the foreseeable future.* As a result, factors adversely affecting the pricing of or demand for DCT, MGTS and LANCE products, such as competition or technological change, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company’s future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of the DCT, MGTS and LANCE products. There can be no assurance that the Company will continue to be successful in developing and marketing the DCT and MGTS families of products and related services.

Effective Control by Principal Stockholder

      As of September 30, 2003, Dr. Richard A. Karp beneficially owned 5,736,010 shares or approximately 45% of the Company’s common stock outstanding on such date, which includes 2,084,547 shares beneficially owned as of such date by Ms. Nancy H. Karp. Dr. Karp has voting control through a voting trust, but not dispositive power, with respect to the shares beneficially owned by Ms. Karp. As a result, Dr. Karp may have the ability to effectively control matters requiring approval by the stockholders of the Company, including the election of directors. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Shares Eligible for Future Sale; Potential Adverse Effect on Market Price

      Sales of substantial numbers of shares of Common Stock by the Company’s major stockholders in the public market could adversely affect the market price for the Common Stock. As of September 30, 2003, Richard A. Karp, the Chief Executive Officer and Chairman of the Board of the Company, beneficially owned 5,736,010 shares of Common Stock, which included 2,084,547 shares beneficially owned as of such date by Ms. Nancy H. Karp. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. In addition, as a result of the acquisition of NDB from Tekelec in 2002 in which Tekelec received notes that are convertible into Common Stock, Tekelec has the right to acquire 1,081, 250 shares of Common Stock. Tekelec also has certain contractual rights to require the Company to register such shares with the Securities and Exchange Commission for resale into the public market.

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

      At September 30, 2003, the Company had forward exchange contracts maturing in fiscal 2004 to sell approximately $140,000 in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2003 was not material.

      The Company has evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations and believes that any such losses would not be material.*

Interest Rate Risk

      The Company’s exposure to market risk for changes in interest rates relates primarily to its short-term investment portfolio. As of September 30, 2003, short-term investments consisted of available-for-sale securities, including those classified as cash equivalents, of $23.8 million (see “Note 8. Balance Sheet Components” in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2003, the decline in the fair value of the portfolio would not be material to the Company’s financial position.

Item 8.	Financial Statements and Supplementary Data

CATAPULT COMMUNICATIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Page

Consolidated Financial Statements:
Report of Independent Auditors	33
Consolidated Balance Sheets at September 30, 2002 and 2003	34
Consolidated Statements of Income for each of the three years in the period ended September 30, 2003	35
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2003	36
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2003	37
Notes to Consolidated Financial Statements	38

Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Supplementary Financial Data (unaudited):
Quarterly Financial Data for each of the years ended September 30, 2002 and 2003	57

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Catapult Communications Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

November 19, 2003

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2002	2003

	(In thousands, except
	share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$12,575	$11,770
Short-term investments	22,790	18,901
Accounts receivable, net of allowances of $38 and $320	11,009	10,598
Inventories	3,869	2,325
Deferred income taxes	1,214	2,407
Prepaid expenses	1,563	1,096
Assets of discontinued operations	2,636	—

Total current assets	55,656	47,097
Property and equipment, net	3,874	3,384
Goodwill	49,833	49,394
Other intangibles, net	7,315	6,093
Other assets	1,172	1,121

Total assets	$117,850	$107,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,594	$1,216
Accrued liabilities	18,829	6,002
Deferred revenue	4,492	5,576
Convertible notes payable	—	17,674
Liabilities of discontinued operations	889	—

Total current liabilities	26,804	30,468
Convertible notes payable	18,081	—

Total liabilities	44,885	30,468

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,055,273 and 12,886,545 issued and outstanding as at September 30, 2002 and 2003, respectively	13	13
Additional paid-in capital	22,625	21,187
Deferred stock-based compensation	(111)	(75)
Accumulated other comprehensive income	182	575
Treasury stock, 50,000 shares at cost as of September 30, 2002	(300)	—
Retained earnings	50,556	54,921

Total stockholders’ equity	72,965	76,621

Total liabilities and stockholders’ equity	$117,850	$107,089

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2001	2002	2003

	(In thousands,
	except per share data)
Revenues:
Products	$34,689	$33,988	$35,344
Services	5,197	6,051	9,880

Total revenues	39,886	40,039	45,224

Cost of revenues:
Products	3,794	2,700	5,652
Services	591	1,172	2,825
Amortization of purchased technology	—	57	686

Total cost of revenues	4,385	3,929	9,163

Gross profit	35,501	36,110	36,061

Operating expenses:
Research and development	4,938	7,520	13,519
Sales and marketing	10,673	10,714	14,506
General and administrative	5,369	4,899	6,679
Restructuring costs	—	—	730
Purchased in-process research and development	—	1,400	—

Total operating expenses	20,980	24,533	35,434

Operating income	14,521	11,577	627
Interest income	2,919	1,456	786
Interest expense	—	(29)	(350)
Other income (expense), net	(585)	(219)	1,216

Income from continuing operations before income taxes	16,855	12,785	2,279
Provision for (benefit from) income taxes	5,810	3,580	(2,086)

Net income from continuing operations	11,045	9,205	4,365
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	(56)	—

Net income	$11,045	$9,149	$4,365

Net income per share — basic
Income from continuing operations	$0.85	$0.71	$0.34
Loss from discontinued operations	—	(0.00)	—

Net income per share — basic	$0.85	$0.70	$0.34

Net income per share — diluted
Income from continuing operations	$0.83	$0.69	$0.33
Loss from discontinued operations	—	(0.00)	—

Net income per share — diluted	$0.83	$0.69	$0.33

Shares used in per share calculation:
Basic	12,933	13,039	12,948

Diluted	13,276	13,313	13,113

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other			Total
			Paid-in	Stock-based	Comprehensive	Treasury	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (Loss)	Stock	Earnings	Equity	Income

	(In thousands, except share data)
Balances at September 30, 2000	12,847,977	$13	$20,270	$(60)	$602	$(300)	$30,362	50,887	$6,996

Issuance of common stock	142,983	—	969	—	—		—	969
Tax benefit from employee stock transactions	—	—	519	—	—		—	519
Amortization of deferred stock compensation	—	—	—	60	—		—	60
Currency translation adjustment	—	—	—	—	(43)		—	(43)	$(43)
Unrealized gain on investments	—	—	—	—	53		—	53	53
Net income	—	—	—	—	—		11,045	11,045	11,045

Balances at September 30, 2001	12,990,960	13	21,758	—	612	(300)	41,407	63,490	$11,055

Issuance of common stock	64,313	—	723	—	—		—	723
Deferred stock-based compensation	—		144	(144)				—
Amortization of deferred stock-based compensation	—	—	—	33	—		—	33
Currency translation adjustment	—	—	—	—	(353)		—	(353)	$(353)
Unrealized loss on investments	—	—	—	—	(77)		—	(77)	(77)
Net income	—	—	—	—	—		9,149	9,149	9,149

Balances at September 30, 2002	13,055,273	13	22,625	(111)	182	(300)	50,556	72,965	$8,719

Issuance of common stock	88,672	—	530	—	—		—	530
Tax benefit from employee stock transactions	—	—	92	—	—	—	—	92
Cancellation of treasury stock	—	—	(300)	—	—	300	—	—
Repurchase of common stock	(257,400)		(1,760)					(1,760)
Amortization of deferred stock-based compensation	—	—	—	36	—		—	36
Currency translation adjustment	—	—	—	—	399		—	399	$399
Unrealized loss on investments	—	—	—	—	(6)		—	(6)	(6)
Net income	—	—	—	—	—		4,365	4,365	4,365

Balances at September 30, 2003	12,886,545	$13	$21,187	$(75)	$575		$54,921	$76,621	$4,758

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income	$11,045	$9,149	$4,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	731	807	1,659
Amortization of deferred stock-based compensation	60	33	36
Purchased in-process research and development	—	1,400	—
Amortization of purchased technology	—	57	686
Amortization of other acquisition related intangibles	—	228	536
Provision for doubtful accounts	110	(35)	282
Deferred income taxes	635	(586)	(1,193)
Loss (gain) on sale of property and equipment	(7)	68	—
Tax benefit from exercise of stock options	519	—	—
Amortization of convertible note premium	—	(34)	(407)
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	(1,714)	724	(588)
Inventories	275	344	1,047
Prepaid expenses	293	116	314
Assets of discontinued operations	—	(2,636)	2,636
Other assets	(349)	(202)	51
Accounts payable	245	684	(1,113)
Accrued liabilities	292	1,225	(4,938)
Deferred revenue	350	162	1,084
Liabilities of discontinued operations	—	889	(889)

Net cash provided by operating activities	12,485	12,393	3,568

Cash flows from investing activities:
Sale and maturities of short-term investments	109,259	90,200	45,145
Purchase of short-term investments	(83,043)	(95,792)	(41,262)
Acquisition, net of cash acquired	—	(38,209)	(5,976)
Purchase of property and equipment, net	(625)	(589)	(1,302)

Net cash provided by (used in) investing activities	25,591	(44,390)	(3,395)

Cash flows from financing activities:
Repurchase of common stock	—	—	(1,760)
Proceeds from issuance of common stock	969	723	530

Net cash provided by financing activities	969	723	(1,230)

Effect of exchange rate changes on cash and cash equivalents	(43)	(353)	252

Net increase (decrease) in cash and cash equivalents	39,002	(31,627)	(805)
Cash and cash equivalents, beginning of year	5,200	44,202	12,575

Cash and cash equivalents, end of year	$44,202	$12,575	$11,770

Supplemental disclosures of cash flow information:
Income taxes paid	$5,307	$3,510	$1,586

Supplemental disclosure of non cash investing and financing activities:
Convertible note issued for acquisition	$—	$18,115	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

      The Company designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe and Japan. Management has determined that the Company conducts its business within one industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

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

Reclassifications

      Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation. These reclassifications did not change the previously recorded stockholders’ equity, net income or net income per share.

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

Short-Term Investments

      Short-term investments are investments with an original maturity between 91 days and one year. The Company’s short-term investments are placed in portfolios managed by three professional money management firms. At September 30, 2003, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, U.S. government agency securities and money market funds.

      At September 30, 2003, the Company’s short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheet. Unrealized gains and

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in the consolidated statement of income.

Revenue Recognition

      Sales of the Company’s product arrangements normally include hardware and software. Certain of the Company’s sales may also include installation. The Company also offers training and maintenance services. The Company recognizes revenue on system sales upon shipment or when installation is complete, if installation services are purchased, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Training and maintenance services revenues are based on the Company’s established history of charging separate fees for training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

Foreign Currency Translations

      Certain of the Company’s foreign subsidiaries use their respective local currencies as their functional currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in other income (expense) in the consolidated statements of income and amounted to losses of $335,000, $248,000 and gains of $411,000 in fiscal 2001, 2002 and 2003, respectively.

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

      At September 30, 2003, the Company had forward exchange contracts and options maturing in fiscal 2004 to sell approximately $140,000 in Japanese Yen designed to hedge against future movements in foreign exchange rates. The fair market value of these contracts and options at September 30, 2003 was not material.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of the company’s cash, cash equivalents and short-term investments are managed or held by five financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collection of its outstanding receivable balance.

      The following table summarizes the revenues from customers in excess of 10% of total revenues:

	Year Ended
	September 30,

	2001	2002	2003

Customer A	—	12%	13%
Customer B	15%	—	—
Customer C	16%	14%	10%
Customer D	16%	24%	12%
Customer E	11%	—	—

      At September 30, 2002, five customers accounted for 17%, 14%, 11%, 10% and 10% of total accounts receivable, respectively. At September 30, 2003, three customers accounted for 26%, 10%, and 10% of total accounts receivable, respectively.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

      The Company provides a limited warranty for its products. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on the Company’s historical experience.

Income Taxes

      The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized, either through the generation of future taxable income or through carry-back potential.

Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and an annual impairment test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has only one reporting unit.

      The Company adopted the provisions of SFAS No. 142 effective October 1, 2002 and performed an impairment review of its goodwill balance on that date. As of September 30, 2003, approximately $49.4 million of goodwill is not being amortized but is being tested annually for impairment in accordance with the requirements of SFAS No. 142. The impairment test performed by the Company involves a two-step process as follows:

•	Step 1: The Company compares the market value of its reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, the Company moves on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2: The Company performs an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

      Between October 1, 2002 and September 30, 2003, the Company’s goodwill balance decreased by $0.4 million to $49.4 million as a result of the finalization of the working capital adjustment related to the NDB acquisition as described in Note 2. The Company performed its most recent annual impairment test on September 30, 2003, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets

      Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are 7 years for purchased technology, trade names and customer relationships and 8 years for non-compete agreements.

Impairment of Long Lived Assets

      Long-lived assets and certain identifiable intangible assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, the Company initiates a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that the Company has committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell.

Stock-based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. The Company also complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below.

	Year Ended September 30,

	2001	2002	2003

Dividend yield	0.0%	0.0%	0.0%
Expected life of option	3.1 years	2.8 years	3.3 years
Risk-free interest rate	4.92%	3.67%	2.83%
Expected volatility	50.0%	75.0%	78.8%

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, the Company’s pro forma net income and pro forma basic and diluted earnings per share for fiscal years 2001, 2002 and 2003 would have been as set forth in the table below. Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

	Year Ended September 30,

	2001	2002	2003

	(In thousands,
	except per share amounts)
Net income — as reported	$11,045	$9,149	$4,365
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	37	20	20
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,003)	(1,534)	(1,959)

Net income — pro forma	$10,079	$7,635	$2,426

Basic net income per share — as reported	$0.85	$0.70	$0.34

Basic net income per share — pro forma	$0.78	$0.59	$0.19

Diluted net income per share as reported	$0.83	$0.69	$0.33

Diluted net income per share pro forma	$0.76	$0.57	$0.19

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended September 30,

	2001	2002	2003

	(In thousands,
	except per share data)
Net income from continuing operations	$11,045	$9,205	$4,365
Net loss from discontinued operations	—	(56)	—

Net income	$11,045	$9,149	$4,365

Weighted average shares outstanding	12,933	13,039	12,948
Dilutive common stock options	343	274	165

Weighted average shares assuming dilution	13,276	13,313	13,113

Net income per share from continuing operations:
Basic	$0.85	$0.71	$0.34

Diluted	$0.83	$0.69	$0.33

Net loss per share from discontinued operations:
Basic	—	$(0.00)	—

Diluted	—	$(0.00)	—

Net income per share:
Basic	$0.85	$0.70	$0.34

Diluted	$0.83	$0.69	$0.33

      Diluted earnings per share do not include the effect of the following anti-dilutive common equivalent shares:

	Year Ended September 30,

	2001	2002	2003

Common stock options	17,000	242,000	1,453,000
Convertible notes payable	—	1,081,250	1,081,250

Comprehensive Income

      As of October 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires separate reporting of comprehensive income which is “the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.”

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accumulated balances for each component of accumulated other comprehensive income are as follows:

	September 30,

	2002	2003

Unrealized holding gain on short-term investments	$11,000	$5,000
Foreign exchange translation adjustments	171,000	570,000

	$182,000	$575,000

Recently Issued Accounting Standards

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and are addressed in Note 7 below. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

      In November 2002, the EITF reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. EITF No. 00-21 is effective for the interim periods beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company has adopted this disclosure standard as required for the year ended September 30, 2003.

      In May 2003, the EITF reached a consensus on EITF Issue No. 03-05, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in Arrangement Containing More-Than-Incidental Software”. EITF No. 03-05 addresses the applicability of the Statement of

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Position No. 97-2 regarding software and non-software deliverables in the multiple element arrangement, giving consideration to whether the deliverables are essential to the functionality of one another. EITF Issue No. 03-05 is effective for the interim periods, beginning after August 13, 2003. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.

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

      On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $68.3 million consisted of a cash payment of $42.5 million on closing, a cash payment of $3.3 million in settlement of a net working capital adjustment in September 2003, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, an independent valuation premium of $0.8 million ascribed to the convertible notes payable, and transaction costs of $4.4 million.

      In the finalization of the NDB purchase accounting that occurred after the amount of the working capital adjustment was agreed, the following adjustments were made to amounts originally estimated: the total purchase price was reduced by $1.2 million (reflecting a $1.3 million reduction in the cash paid to Tekelec under the working capital adjustment partially offset by an additional $32,000 in transaction costs); and the value of net assets acquired was reduced by $791,000 (reflecting a reduction of $423,000 in the warranty liability assumed, the recognition of an additional $551,000 in other liabilities assumed, a reduction of $497,000 in the net realizable value of inventory, a reversal of $560,000 in unused restructuring cost accruals and a reduction of $726,000 in accounts receivable and other assets). As a result of these adjustments, the goodwill resulting from the transaction was reduced by $439,000.

      NDB’s principal product was the MGTS digital telecommunications test system, which is similar to the Company’s DCT test systems. NDB operated in the same market segment as the Company, the development and manufacture of advanced digital telecommunications test products. The Company acquired NDB in order to enhance its position in the digital telecommunications test market.

      The consolidated financial statements include the operating results of NDB from the date of acquisition.

      Based upon an independent valuation, the purchase price has been allocated as follows:

Asset Category	Value

(In millions)
Net tangible assets	$9.9
Purchased in-process research and development	1.4
Intangible assets	7.6
Goodwill	49.4

Net assets acquired	$68.3

      The amount of $1.4 million allocated to purchased in-process research and development was charged to operating expenses upon acquisition. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	September 30,

Pro Forma Information	2002	2001

	(In thousands, except
	net income per share)
	(unaudited)
Revenue	$69,660	$86,276
Net income (loss)	$(1,796)	$3,507
Net income (loss) per share from continuing operations — basic	$(0.14)	$0.27
Net income (loss) per share from continuing operations — diluted	$(0.14)	$0.26

Note 3 —	Goodwill and Intangible Assets

      Between October 1, 2002 and September 30, 2003, the Company’s goodwill balance decreased by $439,000 to $49.4 million as a result of the finalization of the working capital adjustment related to the NDB acquisition described in Note 2. The Company performed its most recent annual impairment test on September 30, 2003 and determined that goodwill was not impaired. As such, there was no write-down of the goodwill balance.

      Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2002			As of September 30, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	4,800	(57)	4,743	4,800	(743)	4,057
Trade names	1,000	(12)	988	1,000	(155)	845
Customer relationships	1,000	(12)	988	1,000	(155)	845
Non-compete agreement	400	(4)	396	400	(54)	346
System backlog	400	(200)	200	400	(400)	—

Total	$7,600	$(285)	$7,315	$7,600	$(1,507)	$6,093

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated future amortization expense of purchased intangible assets as of September 30, 2003 was as follows:

Fiscal Year	Amount

(In millions)
2004	$1.0
2005	1.0
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$6.1

Note 4 —	Restructuring of Acquired Business

      Prior to the effective date of the acquisition of NDB, the Company developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with the Company’s previously established Tokyo office. On completion of the acquisition, the plan was communicated to the employee group as a whole and the estimated costs were included in the liabilities assumed in the acquisition. In fiscal 2003, $560,000 of the originally estimated redundancy costs was determined to be surplus to actual requirements and was accordingly reversed. The remaining costs were all paid by September 30, 2003 as follows:

	Accrual as at	Paid in Fiscal	Adjustments made	Balance at
Restructuring Costs	September 30, 2002	2003	in Fiscal 2003	September 30, 2003

	(In millions)
Redundancy compensation costs	$1.2	$0.6	$0.6	$—
Occupancy costs	0.3	0.3	—	—
Associated costs	0.2	0.2	—	—

Totals	$1.7	$1.1	$0.6	$—

Note 5 —	Discontinued Operations

      Effective September 30, 2002, the Company discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The results of operations and the assets and liabilities of the discontinued operations are segregated in the consolidated financial statements. The revenue attributable to discontinued operations in the amount of $2.2 million has been excluded from the consolidated statement of income for the year ended September 30, 2002.

Note 6 —	Restructuring Charge

      A restructuring charge of $730,000 was recorded and paid in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of the Company’s pre-termination workforce. No restructuring charge was recorded in fiscal 2002.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Other Income (Expense), Net

      Other income in fiscal 2003 represented primarily a Japanese consumption tax refund in the amount of approximately $695,000 as well as foreign exchange gains in the amount of approximately $411,000. Other expense in fiscal 2002 and 2001 represented primarily foreign exchange losses.

Note 8 —	Balance Sheet Components

	September 30,

	2002		2003

	Cost	Market Value	Cost	Market Value

	(In thousands)
Short-term investments and cash equivalents:
U.S. government, corporations and agencies	$4,359	$4,396	$—	$—
Commercial paper	4,439	4,445	1,650	1,650
State and municipal securities	19,086	19,054	22,114	22,119

	$27,884	$27,895	$23,764	$23,769

Less cash equivalents		(5,105)		(4,868)

Short-term investments		$22,790		$18,901

      Unrealized gains on short-term investments were $11,000 and $5,000 as at September 30, 2002 and 2003, respectively.

	September 30,

	2002	2003

	(In thousands)
Inventories:
Raw materials	$3,371	$2,092
Work-in-process	21	140
Finished goods	477	93

	$3,869	$2,325

Property and equipment:
Equipment	$5,572	$6,062
Leasehold improvements	1,148	1,859

	6,720	7,921
Less accumulated depreciation and amortization	(2,846)	(4,537)

	$3,874	$3,384

	September 30,

	2001	2002	2003

Allowance for doubtful accounts:
Balance at beginning of year	$83	$73	$38
Charged (credited) to cost and expenses	110	(35)	282
Write-off of doubtful accounts	(120)	—	—

Balance at end of year	$73	$38	$320

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,

	2002	2003

	(In thousands)
Accrued liabilities:
Payroll and related expenses	$3,299	$1,688
Income taxes payable	5,972	2,258
Other taxes payable	323	838
Acquisition related expenses, including estimated net working capital adjustment	7,226	—
Other	2,009	1,218

	$18,829	$6,002

      The following table represents the activity in Warranty Accrual for the year ended September 30, 2003 (in thousands):

Balance at September 30, 2002	$600
Settlements made during the period	(126)
Adjustment to goodwill for acquired warranty accrual	(423)
Accruals for warranties issued during the period	9

Balance at September 30, 2003	$60

Note 9 —	Convertible Notes Payable

      In connection with the acquisition of NDB described in Note 2, the Company’s Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes have been guaranteed by the Company, bear interest at 2% and are due and payable on or before August 30, 2004. The notes are convertible at the option of the holder into 1,081,250 shares of the Company’s common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. As at September 30, 2003, Tekelec had not converted any of the notes. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

      The fair value of the notes, as determined by an independent valuation, was $18.1 million, which has been recorded in the balance sheet. The premium of $0.8 million is being amortized to interest income over the term of the notes on an effective interest method. The resultant amounts credited to interest income were $34,000 and $407,000 in 2002 and 2003, respectively.

      On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

Note 10 —	Income Taxes

      Consolidated income before income taxes includes non-U.S. income of approximately $7.7 million, $10.8 million and $4.3 million in fiscal 2001, 2002 and 2003, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	Year Ended September 30,

	2001	2002	2003

	(In thousands)
Current:
U.S. federal	$3,269	$2,419	$(1,212)
State	503	190	30
Foreign	1,676	2,047	978

	5,448	4,656	(204)

Deferred:
U.S. federal	308	(1,001)	(1,677)
State	54	(75)	(205)

	362	(1,076)	(1,882)

	$5,810	$3,580	$(2,086)

      A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	September 30,

	2001	2002	2003

Tax at federal rate	35%	34%	34%
State taxes, net of federal benefit	3	—	(8)
Excess foreign tax rate	(2)	(3)	(42)
Foreign tax credit	—	(2)	(45)
Research credit	—	(2)	(25)
Other	(2)	1	(6)

	34%	28%	(92)%

      The Company’s effective tax rate in fiscal 2003 was impacted by three factors: the identification of approximately $830,000 in additional taxes recoverable from a previous period; a reduction of approximately $970,000 in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of the Company’s Japanese subsidiary; and the recognition of approximately $775,000 in future tax benefits of foreign tax credits created in the liquidation of the Japanese subsidiary acquired from Tekelec. As a result, the Company’s effective tax rate decreased from 28% in fiscal 2002 to a benefit of 92% in fiscal 2003.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets consist of the following:

	September 30,

	2002	2003

	(In thousands)
Accruals and reserves	$1,449	$1,837
Foreign net operating losses	—	13
Current and deferred state taxes	63	10
Research credit	—	687
Foreign tax credit	255	587
Other	210	—

Deferred tax assets	1,977	3,134
Deferred tax liabilities	—	(18)

Net deferred tax assets	1,977	3,116

Less: Non-current portion	763	709

	$1,214	$2,407

      As of September 30, 2003, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $11.2 million of undistributed earnings for certain non-U.S. subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside the United States.

      As of September 30, 2003, the Company had federal and state tax credit carryforwards for income tax purposes of $1.2 million and $116,000, respectively. If not utilized, the federal credits will expire in fiscal years 2008 through 2023 and the state tax credit carryforwards will expire in fiscal year 2008.

Note 11 —	Stockholders’ Equity

Stock Option Plans

      At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”) and the UK Executive Share Option Scheme (the “UK Scheme”), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”) which provided for the issuance of options to purchase an additional 1,800,000 shares. At the January 2003 Annual Meeting, stockholders approved an increase of 1,000,000 shares to the 1998 Plan. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of  1/8th of the total options granted six months after the option grant date and then at a rate of  1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of  1/36th of the total options granted per month commencing twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan and the UK Scheme were terminated as to future grants in 1998 effective with the adoption of the 1998 Plan.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock option activity from September 30, 2000 through September 30, 2003 is set forth below:

	Number of	Weighted
	Options	Average Exercise
	Outstanding	Price

Balance, September 30, 2000	818,260	$9.62
Options granted	358,741	$16.98
Options exercised	(124,339)	$6.06
Options canceled	(19,116)	$12.43

Balance, September 30, 2001	1,033,546	$12.39
Options granted	263,640	$18.53
Options exercised	(50,340)	$9.03
Options canceled	(18,204)	$18.84

Balance, September 30, 2002	1,228,642	$13.75
Options granted	777,466	$10.08
Options exercised	(55,577)	$4.27
Options canceled	(164,738)	$12.81

Balance, September 30, 2003	1,785,793	$12.54

      As of September 30, 2003, 1,061,252 options remained available for grant.

      As of September 30, 2003, the options outstanding and exercisable are presented below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Outstanding	Price

$ 0.23 - $ 5.80	421,380	6.6	$3.76	162,436	$0.52
$ 6.00 - $12.14	475,067	8.2	$11.39	189,371	$10.56
$12.70 - $15.63	362,057	7.7	$14.63	194,760	$15.24
$15.88 - $19.21	387,460	7.0	$18.20	279,753	$17.96
$19.25 - $25.10	139,829	7.3	$21.74	90,404	$21.27

$ 0.23 - $25.10	1,785,793	7.4	$12.54	916,724	$13.11

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average exercise prices and fair values of options granted during 2001, 2002 and 2003 were as follows:

	Weighted Average	Weighted Average
	Exercise Price	Fair Value

Year Ended September 30, 2001
Exercise price equal to market value	$16.98	$6.48
Year Ended September 30, 2002
Exercise price equal to market value	$17.51	$8.23
Exercise price less then market value	$19.32	$10.51
All options granted	$18.53	$9.52
Year Ended September 30, 2003
Exercise price equal to market value	$10.08	$5.45

Employee Stock Purchase Plan

      In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 18,644 shares, 13,973 shares and 33,095 shares were issued under the Purchase Plan in the years ended September 30, 2001, 2002 and 2003, respectively.

Repurchase of Common Stock

      In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, the Company repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued. In addition, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2001 and 2002, the Company repurchased no shares. As at September 30, 2003, the Company is authorized to repurchase an additional 1,742,600 shares of its common stock under the stock repurchase program.

Note 12 — Profit-Sharing and 401-K Plans

      The Company maintains a qualified profit-sharing plan for eligible employees. Contributions to the profit-sharing plan are discretionary and are determined by the Board of Directors. There were no contributions to the plan for the years ended September 30, 2001, 2002 and 2003.

      The Company operates a 401-K plan for its employees and since fiscal 1999 has matched employee contributions to a certain level. Total contributions by the Company to the 401-K plan in the years ended September 30, 2001, 2002 and 2003 were $76,000, $106,000 and $217,000, respectively.

Note 13 — Commitments and Contingencies

      The Company leases its facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2005. The lease agreements provide for

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum annual rent of approximately $390,000. Under these agreements, the Company pays certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, the Company has entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008. The Company leases other facilities in Illinois, Texas, Canada, Japan, Australia, the United Kingdom, France, Sweden, Finland and Germany under leases with the longest term expiring in 2009.

      Rent expense for all facilities for the years ended September 30, 2001, 2002 and 2003 was approximately $816,000, $1.0 million and $1.6 million, respectively.

      Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2003 are as follows (in thousands):

Year ending September 30, 2004	$1,203
2005	713
2006	392
2007	399
2008	307
Thereafter	76

$3,090

      A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A trial date on the matter has been scheduled for January 16, 2004. The Company strongly believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company may be able to seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

Indemnifications

      The Company provides general indemnification provisions in its license agreements. In these agreements, the Company generally states that it will defend or settle, at its own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that the Company has licensed to the customer. The Company agrees to indemnify its customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third party in its course of using products sold by the Company.

      The Company’s Articles of Incorporation provide that the Company shall indemnify to the fullest extent permitted by Nevada law any person made a party to an action or proceeding by reason of the fact such person was a director, officer, employee or agent of the Company. The Company’s Bylaws also obligate the Company to indemnify directors and officers to the fullest extent permitted by law, as do the terms of indemnification agreements that the Company has entered into with its directors and officers. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has not received any claims under these indemnifications and does not know of any instances in which such a claim may be brought against the Company in the future.

Note 14 — Segment Reporting

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

      The Company’s revenues, income and identifiable long-lived assets by principal geographical area of operations were as follows (in thousands):

	North	UK, Europe		Consolidated
	America	& Other	Japan	Total

Year ended September 30, 2001
Revenues from unaffiliated customers	$12,380	$9,519	$17,987	$39,886
Net income	5,091	4,952	1,002	11,045
Long-lived assets	1,398	374	201	1,973
Year ended September 30, 2002
Revenues from unaffiliated customers	$7,849	$16,733	$15,457	$40,039
Net income	367	8,627	155	9,149
Goodwill	23,335	26,498	—	49,833
Long-lived assets	7,177	4,090	331	11,598
Year ended September 30, 2003
Revenues from unaffiliated customers	$17,399	$12,203	$15,622	$45,224
Net income	791	2,889	685	4,365
Goodwill	22,896	26,498	—	49,394
Long-lived assets	5,849	3,753	286	9,888

      Revenues are segmented based on the location of the customer and exclude all inter-company sales.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Data (unaudited)

Consolidated Statements of Income Data:

	Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2001	2002	2002	2002

	(In thousands, except per share data)
Revenues	$10,883	$12,127	$8,023	$9,006
Gross profit	10,006	11,049	7,258	7,797
Operating income	4,415	4,910	2,123	129
Net income (1)	$3,362	$3,727	$1,874	$186
Net income per share:
Basic	$0.26	$0.29	$0.14	$0.01
Diluted	$0.25	$0.28	$0.14	$0.01

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2002	2003	2003	2003

Revenues	$10,385	$14,036	$10,597	$10,206
Gross profit	8,140	11,311	8,644	7,966
Operating income (loss)	(763)	2,258	239	(1,107)
Net income	$111	$1,668	$1,361	$1,225
Net income per share:
Basic	$0.01	$0.13	$0.11	$0.10
Diluted	$0.01	$0.13	$0.10	$0.09

(1)	Includes net loss from discontinued operations of $56 in the quarter ended September 30, 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      The Company’s management evaluated, with the participation of its Chief Executive Officer and its Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls over financial reporting.

      There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Registrant will file a definitive proxy statement within one hundred twenty (120) days after the end of its fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Stockholders currently scheduled for January 13, 2004, and the information included in the Proxy Statement is incorporated herein by reference.

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

Audit Committee Financial Expert

      The Registrant’s Board of Directors has determined that there is currently no Audit Committee Financial Expert (as that term is defined in applicable rules of the Securities and Exchange Commission) serving on its audit committee. The Board of Directors has not identified a suitable candidate for this position.

Code of Ethics

      The Registrant has adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which is filed as Exhibit 14 to this Report on Form 10-K.

Item 11.	Executive Compensation

      Information regarding the compensation of executive officers and directors of the Company is incorporated by reference from the information under the headings “Executive Compensation” and “Certain Transactions” in the Registrant’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the information under the headings “Security Ownership of Principal Stockholders and Management” and “Executive Compensation — Equity Compensation Plan Information” in the Registrant’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the information under the caption “Certain Transactions” in the Registrant’s Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference to the information under the caption “Proposal Three — Ratification of Appointment of Independent Public Accountants” in the Registrant’s Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.     Financial Statements

      Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 32 of this report.

2.     Financial Statement Schedules

      Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 32 of this report.

3.     Exhibits

      The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.1 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
3.1	Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2	Bylaws of Registrant, as amended through November 20, 2003.
4.1	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $10,000,000 — incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K dated December 19, 2003.
4.2	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $7,300,000 000 — incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K dated December 19, 2003.
4.3	Subordinated Guaranty dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.6 to Registrant’s Form 10-Q dated August 14, 2002.
9.1	Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary — incorporated by reference to Exhibit 9.1 to Registration Statement No. 333-56627.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K dated December 17, 2001.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10.4*	1998 Stock Plan, as amended October 28, 2003 (related agreements are incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q dated May 15, 2003.)
10.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.

Exhibit
Number	Description

10.7	Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K dated December 20, 2002.
10.8	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.9	Lease for office space located at 190 South Whisman Road, Building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 20, 2002.
10.10	License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	Registration Rights Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.5 to Registrant’s Form 10-Q dated August 14, 2002.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14	Code of Ethics for Principal Executive and Senior Financial Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.
24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

      The Company will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.

      (b) Reports on Form 8-K

      The following report on Form 8-K was filed by the Registrant during the quarter ended September 30, 2003:

1. On July 24, 2003, the Company filed a Current Report on Form 8-K/A to furnish a press release containing forward-looking statements issued by the Company on that date.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

By	/s/ RICHARD A. KARP

Richard A. Karp
Chief Executive Officer & Chairman of the Board

Date: December 5, 2003

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD A. KARP Richard A. Karp	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 5, 2003

/s/ CHRISTOPHER A. STEPHENSON (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 5, 2003

/s/ CHARLES L. WAGGONER (Charles L. Waggoner)	Director	December 5, 2003

/s/ JOHN M. SCANDALIOS (John M. Scandalios)	Director	December 5, 2003

/s/ NANCY H. KARP (Nancy H. Karp)	Director	December 5, 2003

/s/ HENRY P. MASSEY, JR (Henry P. Massey, Jr.)	Director	December 5, 2003

/s/ PETER CROSS (Peter Cross)	Director	December 5, 2003

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.1 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
3.1	Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2	Bylaws of Registrant, as amended through November 20, 2003.
4.1	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $10,000,000 — incorporated by reference to Exhibit 4.1 to Registrant’s Annual Report on Form 10-K dated December 19, 2003.
4.2	2% Convertible Subordinated Note Due 2004 issued by Catapult Communications International Limited in the amount of $7,300,000 000 — incorporated by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K dated December 19, 2003.
4.3	Subordinated Guaranty dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.6 to Registrant’s Form 10-Q dated August 14, 2002.
9.1	Voting Trust Agreement dated June 8, 1998 between Nancy Hood Karp, Richard A. Karp, the Registrant and a depositary — incorporated by reference to Exhibit 9.1 to Registration Statement No. 333-56627.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-K dated December 17, 2001.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10.4*	1998 Stock Plan, as amended October 28, 2003 (related agreements are incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q dated May 15, 2003.)
10.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
10.7	Lease for office space located at 800 Perimeter park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-K dated December 20, 2002. .
10.8	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.9	Lease for office space located at 190 South Whisman Road, Building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 20, 2002.
10.10	License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	Registration Rights Agreement dated July 15, 2002 between the Company and Tekelec, a California corporation — incorporated by reference to Exhibit 2.2.5 to Registrant’s Form 10-Q dated August 14, 2002.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14	Code of Ethics for Principal Executive and Senior Financial Officers.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

Exhibit
Number	Description

24.1	Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.