Form 10-Q
period 2003-12-31
CATAPULT COMMUNICATIONS CORP
filed 2004-02-13
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     As of January 30, 2004, there were 12,916,462 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$13,385	$11,770
Short-term investments	19,609	18,901
Accounts receivable, net	9,446	10,598
Inventories	3,039	2,325
Deferred income taxes	2,407	2,407
Prepaid expenses and other current assets	690	1,096

Total current assets	48,576	47,097
Property and equipment, net	3,072	3,384
Goodwill	49,394	49,394
Other intangible assets, net	5,838	6,093
Other assets	1,124	1,121

Total assets	$108,004	$107,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,250	$1,216
Accrued liabilities	5,948	6,002
Deferred revenue	5,341	5,576
Convertible notes payable	17,572	17,674

Total current liabilities	30,111	30,468

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	21,439	21,187
Deferred stock-based compensation	(66)	(75)
Accumulated other comprehensive income	671	575
Retained earnings	55,836	54,921

Total stockholders’ equity	77,893	76,621

Total liabilities and stockholders’ equity	$108,004	$107,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended
	December 31,
	2003	2002

Revenues:
Products	$8,421	$7,985
Services	2,628	2,400

Total revenues	11,049	10,385

Cost of revenues:
Products	1,001	1,377
Services	720	697
Amortization of purchased technology	171	171

Total cost of revenues	1,892	2,245

Gross profit	9,157	8,140

Operating expenses:
Research and development	2,652	3,368
Sales and marketing	3,950	3,522
General and administrative	1,676	2,013

Total operating expenses	8,278	8,903

Income (loss) from operations	879	(763)
Interest income	194	199
Interest expense	(88)	(88)
Other income	104	806

Income before income taxes	1,089	154
Provision for income taxes	174	43

Net income	$915	$111

Net income per share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Shares used in per share calculation:
Basic	12,904	13,065
Diluted	13,196	13,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	December 31,
	2003	2002

Cash flows from operating activities:
Net income	$915	$111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	433
Amortization of deferred stock-based compensation	9	9
Amortization of intangible assets	255	456
Deferred income taxes	—	(8)
Amortization of premium on note payable	(102)	(102)
Change in assets and liabilities:
Accounts receivable	1,118	10
Inventories	(691)	266
Prepaid expenses and other current assets	435	241
Assets of discontinued operations	—	2,553
Other assets	1	(566)
Accounts payable	(6)	(1,710)
Accrued liabilities	(92)	(5,334)
Deferred revenue	(236)	666
Liabilities of discontinued operations	—	(721)

Net cash provided by (used in) operating activities	2,048	(3,696)

Cash flows from investing activities:
Sales (purchases) of investments, net	(714)	6,678
Purchases of property and equipment	(106)	(316)

Net cash provided by (used in) investing activities	(820)	6,362

Cash flows from financing activities:
Proceeds from issuance of common stock	252	153

Net cash provided by financing activities	252	153

Effect of exchange rate changes on cash and cash equivalents	135	277

Increase in cash and cash equivalents	1,615	3,096
Cash and cash equivalents, beginning of period	11,770	12,575

Cash and cash equivalents, end of period	$13,385	$15,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION

     Catapult Communications Corporation (the “Company”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. The Company’s advanced test systems assist its customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was founded in 1986 and has been incorporated in Nevada since June 19, 1998. The Company has operations in the United States, Canada, the United Kingdom and Europe, Australia and Japan. The Company conducts its business within one industry segment.

     On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $68.3 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, a premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.4 million and a cash payment of $3.3 million in September 2003 in settlement of a net working capital adjustment and other matters.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, and filed with the Securities and Exchange Commission on December 5, 2003. The unaudited condensed consolidated financial statements as of December 31, 2003, and for the three months ended December 31, 2003 and 2002, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2003 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002.

     The following table illustrates the effect on net income and net income per share if the Company applied the fair value recognition provisions of SFAS No. 148 to stock-based employee compensation:

	Three months ended
	December 31,
	2003	2002

	(in thousands, except per share data)
Net income, as reported	$915	$111
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	5
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(393)	(482)

Pro forma net income (loss)	$527	$(366)

Net income (loss) per share:
Basic, as reported	$0.07	$0.01

Basic, pro forma	$0.04	$(0.03)

Diluted, as reported	$0.07	$0.01

Diluted, pro forma	$0.04	$(0.03)

     The fair value of each option is estimated on the date of grant using a type of Black-Scholes option-pricing model with the assumptions set out in the table below.

	Three months ended
	December 31,
	2003	2002

Dividend yield	0.0%	0.0%
Expected life of option	3.3 years	3.2 years
Risk-free interest rate	3.32%	2.92%
Expected volatility	104%	75%

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact upon the Company’s financial position, cash flows or results of operations.

NOTE 3—BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three months ended
	December 31,
	2003	2002

	(in thousands, except per share data)
Net income	$915	$111

Weighted average shares outstanding	12,904	13,065
Dilutive options	292	149

Weighted average shares assuming dilution	13,196	13,214

Net income per share:
Basic	$0.07	$0.01

Diluted	$0.07	$0.01

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three months ended
	December 31,
	2003	2002

Common stock options	769	1,346

Convertible notes payable	1,081	1,081

NOTE 4—GOODWILL AND INTANGIBLE ASSETS

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

     The Company adopted the provisions of SFAS No.142 effective October 1, 2002. As of October 1, 2002, approximately $49.8 million of goodwill will no longer be amortized but will be tested annually for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on September 30, 2003, indicating no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2003 and December 31, 2003, there were no changes to the Company’s goodwill balance of $49.4 million.

     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2003			As of December 31, 2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$(743)	$4,057	$4,800	$(914)	$3,886
Trade names	1,000	(155)	845	1,000	(191)	809
Customer relationships	1,000	(155)	845	1,000	(191)	809
Non-compete agreements	400	(54)	346	400	(66)	334
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(1,507)	$6,093	$7,600	$(1,762)	$5,838

     The estimated future amortization expense of purchased intangible assets as of December 31, 2003 was as follows:

Amount
Fiscal Year	(in millions)

2004	$0.7
2005	1.0
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$5.8

NOTE 5—WARRANTY ACCRUAL

     The following table represents the activity in warranty accrual for the three months ended December 31, 2003 (in thousands):

Balance at September 30, 2003	$60
Settlements made during the period	(17)
Accruals for warranties issued during the period	25

Balance at December 31, 2003	$68

NOTE 6—COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended
	December 31,
	2003	2002

	(in thousands)
Net income	$915	$111
Currency translation adjustment	103	258
Unrealized gains (losses) on investments	(7)	19

Comprehensive income	$1,011	$388

NOTE 7—INVENTORIES

	December 31,	September 30,
	2003	2003

	(in thousands)
Raw materials	$2,569	$2,092
Work-in-process	382	140
Finished goods	88	93

	$3,039	$2,325

NOTE 8—CONVERTIBLE NOTES PAYABLE

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

     The fair value of the notes at the date they were issued, as determined by an independent valuation, was $18.1 million. The valuation premium of $0.8 million is being amortized to interest income over the term of the notes using the effective interest method and a credit to interest income of $102,000 was recorded in each of the three month periods ended December 31, 2003 and 2002.

     On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 9—REPURCHASE OF COMMON STOCK

     In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. Through September 30, 2003, the Company had repurchased a total of 257,400 shares at a cost of approximately $1.8 million. In the three months ended December 31, 2003, the Company repurchased no shares. As at December 31, 2003, the Company is authorized to repurchase an additional 1,742,600 shares of its common stock under the stock repurchase program.

NOTE 10—INCOME TAXES

     The Company’s provision for income taxes consists of federal, state and international taxes. The Company recorded a tax provision of $174,000 and $43,000 in the three months ended December 31, 2003 and December 31, 2002, respectively. The reduction in the provision rate recorded in the three months ended December 31, 2003 is due to a change in the mix of income between domestic and international operations.

NOTE 11—SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, revenues and net income for the three months ended December 31, 2003 and 2002 and long-lived assets by region at December 31, 2003 and September 30, 2003 were as follows (in thousands):

	North			Rest of	Consolidated
	America	Europe	Japan	World	Total

Three months Ended December 31, 2003
Revenues from unaffiliated customers	$4,224	$3,210	$3,545	$70	$11,049
Net income (loss)	(161)	994	82	—	915
As at December 31, 2003
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	5,423	3,622	279	—	9,324
Three months Ended December 31, 2002
Revenues from unaffiliated customers	$5,917	$2,397	$2,032	$39	$10,385
Net income (loss)	532	(645)	224	—	111
As at September 30, 2003
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	5,849	3,753	286	—	9,888

     The results of operations by geographic region include significant sales principally from the United States to the Company’s foreign locations at agreed upon transfer prices.

NOTE 12—CONTINGENCIES

     A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A hearing before the Antwerp Commercial Court was fixed on January 16, 2004. However, at Tucana’s request, the case was not argued on that date, and the hearing has therefore been adjourned. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company may be able to seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

NOTE 13—SUBSEQUENT EVENT

     On February 9, 2004, the Company filed a “shelf” registration statement with the Securities and Exchange Commission under which it may engage in a future financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2003, filed on December 5, 2003.

Forward-looking Statements

     Some of the statements in this prospectus and the documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this prospectus, the documents incorporated herein by reference and any supplement to this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.

     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors“and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2003, filed on December 5, 2003 and our registration statement on Form S-3, filed on February 9, 2004.

     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time on our behalf.

Overview

Our Business and Products

     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our DCT, MGTS and LANCE products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The DCT, MGTS and LANCE products perform a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. Our newly introduced m5000 hardware platform has increased the capabilities of the DCT and MGTS test systems to address the telecommunications industry’s need for a higher load test performance. We maintain an extensive library of software modules that support a large number of industry standard protocols and variants thereon. In addition, we offer customer support under software support contracts, as well as installation and training services.

Conditions and Trends in Our Industry

     After several years of relatively rapid growth, the global telecommunications industry experienced a severe and well-publicized contraction beginning in 2001. By 2002, our customers began cutting their research and development budgets that fund the majority of our revenues. As a result, since the second quarter of calendar 2002, we have faced challenging conditions in our telecommunications test business.

     In the last three months, there have been preliminary indications, also well-publicized, that the overall decline in the telecommunications industry may have ended, and that at least the beginnings of a recovery may be in evidence. We believe that we are seeing improved revenue potential in our business, although caution is still appropriate: our European region remains weak and at least some of the improvement can be attributed to weakness in the US dollar, which benefits an export-oriented company such as Catapult.* We believe that our successful integration of NDB and the steps we have taken to reduce our cost of goods and operating expenses have positioned us to benefit from any recovery that may occur in the telecommunications industry, particularly any recovery in research and development spending by our customers.*

Summary of Our Financial Performance in the First Quarter of Fiscal 2004

     Our financial performance in the three months ended December 31, 2003, as measured by operating income, improved significantly over our performance in the same period in the previous year, primarily due to the following factors:

•	a 6% improvement in revenue as the Company’s three major regions, North America, Europe and Japan, all exceeded internal revenue targets and we saw more favorable foreign exchange rates;

•	an improvement of five percentage points in gross profit margin due to two factors: a net reduction in manufacturing expenses of approximately $0.3 million as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2002 were replaced with lower internal costs; and a product mix that was weighted more heavily to higher margin product.

•	a reduction of $0.7 million in operating expenses resulting from the 15% staff reduction undertaken in the fourth quarter of fiscal 2003.

     As a result of these factors, we recorded an operating profit of $0.9 million in the three months ended December 31, 2003 in comparison with an operating loss of $0.8 million in the same period the previous year.

     Our net income increased to $0.9 million in the three months ended December 31, 2003 from $0.1 million in the same period the previous year. The increase in net income was less than the improvement in operating income due to a $0.7 million decrease in other income that reflected the absence in the three months ended December 31, 2003 of a Japanese consumption tax refund in the amount of $0.7 million received in the same period in the previous year.

     Our cash and short-term investments increased by $2.3 million during the three months ended December 31, 2003, primarily due to cash generated by operating activities as discussed in more detail below.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2003.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues.

	For the three months ended
	December 31,
	2003	2002

Revenues:
Products	76.2%	76.9%
Services	23.8	23.1

Total revenues	100.0	100.0

Cost of revenues:
Products	9.1	13.3
Services	6.5	6.7
Amortization of purchased technology	1.5	1.6

Total cost of revenues	17.1	21.6

Gross profit	82.9	78.4

Operating expenses:
Research and development	24.0	32.4
Sales and marketing	35.7	33.9
General and administrative	15.2	19.4

Total operating expenses	74.9	85.7

Income (loss) from operations	8.0	(7.3)
Interest income	1.8	1.9
Interest expense	(0.8)	(0.8)
Other income	0.9	7.7

Income before income taxes	9.9	1.5

Provision for income taxes	1.6	0.4

Net income	8.3%	1.1%

Gross margin on product sales	88.1%	82.8%

Gross margin on services	72.6%	71.0%

Comparison of the Three-Month Periods Ended December 31, 2003 and 2002

     Revenues

     Our revenues increased by approximately 6% from $10.4 million for the three months ended December 31, 2002 to $11.0 million for the three months ended December 31, 2003. Over the same period, product revenues increased by approximately 5% from $8.0 million to $8.4 million. The increase in product revenues was attributable to increased overseas sales of our DCT and MGTS test systems at more favorable exchange rates on those revenues denominated in foreign currencies, particularly the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased approximately 10% from $2.4 million to $2.6 million. The increase in services revenues was due to the increase in the installed base of DCT and MGTS test systems.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased approximately 27% from $1.4 million for the three months ended December 31, 2002 to $1.0 million for the three months ended December 31, 2003 and gross profit margin on product revenues increased from 83% to 88% due principally to two factors: a net reduction in manufacturing expenses of approximately $320,000 as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2002 were replaced with lower internal costs; and a product mix that was weighted more heavily to higher margin products.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 3% from $697,000 for the three months ended December 31, 2002 to $720,000 for the three months ended December 31, 2003, reflecting increases in salary and variable compensation, partially offset by a 5% reduction in staff. Gross profit margin on services revenues increased from 71% to 73% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $171,000 in the three months ended December 31, 2003 compared with the same period the previous year.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 21% from $3.4 million for the three months ended December 31, 2002 to $2.7 million for the three months ended December 31, 2003 reflecting a 26% decrease in the number of research and development personnel as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003, partially offset by increases in salary and variable compensation. As a percentage of total revenues, research and development expenses decreased from 32% to 24% over the same period. We expect quarterly research and development expenses to remain relatively constant for the remainder of the current fiscal year. *

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 12% from $3.5 million for the three months ended December 31, 2002 to $4.0 million for the three months ended December 31, 2003, reflecting increases in salary and variable compensation, partially offset by a 13% reduction in staff. As a percentage of total revenues, sales and marketing expenses increased from 34% to 36% over the same period. We expect sales and marketing expenses in each of the remaining quarters of the current fiscal year to be approximately 5% higher than in the first quarter. *

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses decreased approximately 17% from $2.0 million for the three months ended December 31, 2002 to $1.7 million for the three months ended December 31, 2003, reflecting a 5% decrease in the number of administrative personnel and a reduction of $200,000 in amortization expense. As a percentage of total revenues, general and administrative expenses decreased from 19% to 15% over the same period. We expect general and administrative expenses in each of the remaining quarters of the current fiscal year to be up to approximately 5% higher than in the first quarter due to increased regulatory compliance costs. *

     Other Income

     Other income represents primarily gains and losses from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income decreased by $702,000 from $806,000 for the three months ended December 31, 2002 to $104,000 for the three months ended December 31, 2003, reflecting the absence in 2003 of a Japanese consumption tax refund in the amount of $695,000 received in the same period in the previous year.

     Provision for income taxes

     Provision for income taxes consists of federal, state and international income taxes. We recorded a tax provision of $174,000, or 16% of pre-tax income, in the three months ended December 31, 2003, compared with a provision of $43,000, or 28% of pre-tax income, for the three months ended December 31, 2002. The reduction in the tax rate is due to a change in the mix of income between domestic and international operations. Our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations. *

Liquidity and Capital Resources

     Historically, we have financed our operations primarily through cash generated from operations and from the proceeds of our initial public offering completed in 1999. The proceeds to us from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

     In addition, we financed our purchase of NDB in part through the issuance of two convertible notes in the aggregate principal amount of $17.3 million maturing August 30, 2004. The convertible notes were issued by our Irish subsidiary and are guaranteed by us. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of our common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. If one of the notes in the principal amount of $10.0 million is not converted by the holder, we are entitled to pay the principal and accrued interest on that note in cash or, in whole or in part, by issuing our common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note. Our cash and short-term investment balances as at December 31, 2003 exceeded the aggregate principal amount of the notes by $15.7 million.

     Our operating activities provided cash of $2.0 million in the three months period ended December 31, 2003, primarily due to net income of $915,000 and to a decrease of $1.1 million in accounts receivable as discussed in the following paragraph. An increase in inventory of $691,000 was effectively offset by the recognition of $697,000 in non-cash items for depreciation and amortization. Our non-cash depreciation and amortization charges were increased over historical levels as a result of assets acquired with NDB. The fixed assets acquired are being depreciated over a three year period ending August 31, 2005 and the technology and other intangible assets are being amortized over seven or eight year periods ending August 2009 or 2010. As a result, non-cash charges will continue to be a positive adjustment in reconciling net income to net cash provided by operating activities over these periods.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers and the timing of payments to our vendors and service providers. We measure the effectiveness of our collections efforts by an analysis of average accounts receivable days outstanding (“days sales outstanding”).

As at December 31, 2003 we had 78 days sales outstanding, slightly below the 82 day average over the preceding eight fiscal quarters due to less quarter-end loaded billings in the three months ended December 31, 2003. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

     Investing activities, consisting primarily of purchases and sales of short-term investments and to a lesser extent additions to property and equipment, used $820,000 of cash in the three months ended December 31, 2003.

     Cash provided by financing activities for the three months ended December 31, 2003 of $252,000 was attributable to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan.

     As of December 31, 2003, we had working capital of $18.5 million, cash and cash equivalents of $13.4 million and short-term investments of $19.6 million. As of December 31, 2003, we had the following contractual obligations, in millions:

	Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Principal and interest payable under convertible notes	$18.0	$18.0	$–	$–	$–
Operating leases	3.1	1.2	1.1	0.7	0.1

Total contractual cash obligations	$21.1	$19.2	$1.1	$0.7	$0.1

     We expect that capital expenditures for the fiscal year ending September 30, 2004 will total approximately $1.0 million.*

     We believe that inflation has not had a material impact on our liquidity or cash requirements.

     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. We have recently filed a “shelf” registration statement with the Securities and Exchange Commission under which we may engage in a future financing. In light of improving telecom industry fundamentals and our present expense structure, we believe that cash and cash equivalents, short-term investments and funds generated from operations will continue to provide us with sufficient funds to finance our operations and the payment of our contractual cash obligations, including the repayment of the convertible notes payable in the event that they are not converted, for at least the next 12 months.*

Recent Accounting Pronouncements

     In December 2003, the SEC issued SAB No. 104, “Revenue Recognition” (SAB No. 104) which codifies, revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material impact upon our financial position, cash flows or results of operations.

Risk Factors

     The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

Our quarterly operating results may fluctuate significantly, and this may result in volatility in the market price of our common stock.

     We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:

•	the variable size and timing of individual purchases by our customers;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	delays in purchasing decisions or customer orders due to customer consolidation;

•	the ability to hire sales and technical personnel;

•	changes in the mix of products sold; and

•	changes in the regulatory environment.

     Our revenues in any period generally have been, and may continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on our quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. Our products generally are shipped within 15 to 45 days after orders are received. As a result, we generally do not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.

     Most of our costs, including personnel and facilities costs, are relatively fixed; and our operating expenses are based on anticipated revenue. As a result, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in our quarterly operating results and could result in losses. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

     Due to the factors described above, as well as other unanticipated factors, it is possible that in some future quarter our results of operations could fail to meet the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2003, our top five customers represented approximately 50% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.

     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are not widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.

If we do not effectively manage our growth, our business and operating results could be adversely affected.

     Our growth has placed, and is expected to continue to place, significant demands on our management, administrative and operational resources. To manage expansion effectively, we need to continue to develop and improve our operational and financial systems, sales and marketing capabilities and expand, train, retain, manage and motivate our employee base. Our systems, procedures or controls may not be adequate to support our operations and our management may not be able to successfully exploit future market opportunities or successfully manage our relationships with customers and other third parties. We may not continue to grow and, if we do, we may not effectively manage such growth. Any failure to manage growth could have an adverse effect on our business, financial condition and results of operations.

We face foreign business, political and economic risks because a significant portion of our sales is to customers outside the United States.

     We derive a significant percentage of our revenues from customers outside of North America, and we maintain operations in six other countries. International sales and operations are subject to inherent risks, including:

•	longer customer payment cycles;

•	greater difficulty in accounts receivable collection;

•	difficulties in staffing and managing foreign operations;

•	changes in regulatory requirements or in economic or trade policy;

•	costs related to localizing products for foreign countries;

•	potentially weaker protection for intellectual property in certain foreign countries;

•	the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

     During the last three fiscal years, a significant portion of our international sales has been to customers in Japan. If economic conditions in Japan remain weak, our business, financial condition and results of operations could be materially adversely affected. In addition to our existing overseas operations, we expect to open an office in China in 2004. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have an adverse effect on our business, financial condition and results of operations.

     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Although we currently engage in hedging transactions with respect to receivables resulting from some inter-company sales, we may not continue to do so and our hedging activities may not be successful. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed.

We may not be able to achieve the anticipated benefits of any acquisitions we may make of other companies, products or technologies.

     As part of our business strategy, we acquired Tekelec’s Network Diagnostics Business in 2002, and we may make further acquisitions of, or significant investments in, companies, products or technologies that we believe are complementary. Currently, no such acquisitions or investments are pending. Any such transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

•	difficulties associated with assimilating the personnel and operations of acquired companies;

•	potential disruption of our ongoing business;

•	distraction of management and other resources;

•	integration of personnel and technology of an acquired company;

•	difficulties in evaluating the technology of a potential target;

•	inability to motivate and retain new personnel;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of relationships with employees and clients as a result of the integration of new management personnel.

     We have limited experience in assimilating acquired companies or product lines into our operations. We may not be successful in overcoming these risks or any other problems encountered in connection with any such future acquisitions. Furthermore, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could seriously harm our business, financial condition and operating results or decrease the value of our common stock.

We face intense competition in our markets from more established test solutions providers, and if we are unable to compete successfully we may not be able to maintain or grow our business.

     The market for our products is highly competitive. A number of our competitors are better known and have substantially greater financial, technological, production and marketing resources than we do. While we believe that the price/performance characteristics of our products are competitive, competition in the markets for our products could force us to reduce prices. Any material reduction in the price of our products without corresponding decreases in manufacturing costs and increases in unit volume would negatively affect our gross margins. Increased competition for our products that results in lower product sales could also adversely impact our upgrade sales. Our ability to maintain our competitive position will depend upon, among other factors, our success in anticipating industry trends, investing in product research and development, developing new products with improved price/performance characteristics and effectively managing the introduction of new products into targeted markets.

Our success depends on the continued growth of the telecommunications industry and increased use of our test solutions, and lack of growth in this industry.

     Our future success is dependent upon the continued growth of the telecommunications industry. The global telecommunications industry is evolving rapidly, and it is difficult to predict its potential growth rate or future trends in technology development. The deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for high speed or enhanced telecommunications equipment may not continue at its current rate or at all.

     Our future success depends upon the increased utilization of our test solutions by network operators and telecommunications equipment manufacturers. Industry-wide network equipment and infrastructure development driving the demand for our products and services may be delayed or prevented by a variety of factors, including cost, regulatory obstacles or the lack of or reduction in consumer demand for advanced telecommunications products and services. Telecommunications equipment manufacturers and network operators may not develop new technology or enhance current technology. Further, any such new technology or enhancements may not lead to greater demand for our products or services.

Our business could be harmed if we were to lose the services of one or more members of our senior management team, or if we are unable to attract and retain qualified personnel.

     Our future growth and success depends to a significant extent upon the continuing services of our executive officers and other key employees. We do not have long-term employment agreements or non-competition agreements with any of our employees. Competition for qualified management and other high-level telecommunications industry personnel is intense, and we may not be successful in attracting and retaining qualified personnel. If we lose the services of any key employees, we may not be able to manage our business successfully or achieve our business objectives.

     Our success also depends on our ability to identify, attract and retain qualified technical, sales, finance and management personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. If we do not succeed in hiring and retaining candidates with appropriate qualifications, our revenues and product development efforts could be harmed.

Our ability to deliver products that meet customer demand is dependent on our ability to meet new and changing requirements for telecommunications test systems and services.

     The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product and service introductions and enhancements. Our future success will depend in part on our ability to anticipate and respond to these changes by enhancing our existing products and services and by developing and introducing, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. In addition, because of the rapid technological change characteristic of the telecommunications industry, we may be required to support legacy systems used by our customers. As a result, this may place additional demands on our personnel and other resources and may require us to maintain an inventory of otherwise obsolete components.

     Our test systems currently operate only on Sun Microsystems’s Solaris and the Linux operating systems. Our current and prospective customers may require other operating systems, such as Windows 2000 or Windows XP, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could adversely affect our operations and overall profitability.

     Our success will depend in part on whether a large number of telecommunications equipment manufacturers and network operators purchase our products and services. Because the telecommunications market is rapidly evolving, it is difficult to predict the future success of products and services in this market. The customers in this market use products from a number of competing suppliers for various testing purposes, and there has not been broad adoption of the products of one company. Our current or future products or services may not achieve widespread acceptance among telecommunications equipment manufacturers, network operators or other potential customers. In addition, our competitors may develop solutions that could render our products obsolete or uncompetitive. In the event the telecommunications industry does not broadly adopt our products or services or does so less rapidly than we expect, or in the event our products are rendered obsolete or uncompetitive by more advanced solutions, our business, financial condition and operating results could be seriously harmed.

Many of our suppliers are sole source or single source suppliers, and our inability to obtain adequate amounts of components from these suppliers could harm our business.

     We purchase many key components, including certain microprocessors, workstations, bus interface and other chips, connectors and other hardware, from the sole supplier of a particular component. For other components, even though multiple vendors may exist, we may purchase components from only a single source. We do not have any long-term supply agreements with these vendors to ensure uninterrupted supply of these components. If our supply of a key component is reduced or interrupted, we might require a significant amount of time to qualify alternative suppliers and receive an adequate flow of replacement components. We may also need to reconfigure our products to adapt to new components, which could entail substantial time and expense. In addition, the process of manufacturing certain of these components is extremely complex, and our reliance on the suppliers of these components exposes us to potential production difficulties and quality variations. These could negatively affect cost and timely delivery of our products. We have in the past experienced supply problems as a result of the financial or operational difficulties of our suppliers, shortages and discontinuations resulting from component obsolescence. Although to date we have not experienced material delays in product deliveries to our customers resulting from supply problems, such problems may recur or, if such problems do recur, we may not find satisfactory solutions. If we are unable to obtain adequate amounts of fully functional components or are otherwise required to seek alternative sources of supply, our relationship with our customers and our results of operations could be harmed.

We depend on a limited number of independent manufacturers, which reduces our ability to control our manufacturing process.

     We rely on a limited number of independent manufacturers, some of which are small, privately held companies, to provide certain assembly services to our specifications. We do not have any long-term supply agreements with any third-party manufacturer. If our assembly services are reduced or interrupted, our business, financial condition and results of operations could be adversely affected until we are able to establish sufficient assembly services supply from alternative sources. Alternative manufacturing sources may not be able to meet our future requirements, and existing or alternative sources may not continue to be available to us at favorable prices.

The high level of complexity and integration of our products increases the risk of latent defects, which could damage customer relationships and increase our costs.

     Our complex products may contain undetected errors or “bugs,” particularly when first introduced or when new versions are released. Errors may be found in future releases of our software. In addition, any such errors may generate adverse publicity, impair the market acceptance of these products, create customer concerns or adversely affect operating results due to product returns, the costs of generating corrective releases or otherwise.

We face exposure to product liability claims, which if successful could harm our business.

     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions, particularly since we sell a majority of our products internationally. Although we have not experienced any product liability claims to date, our sale and support of products may entail the risk of such claims. We may be subject to such claims in the future. A successful product liability claim brought against us could have a material adverse effect upon our business, financial condition and results of operations. If we fail to maintain adequate product liability insurance and if we were to lose a large uninsured claim, then such a loss could significantly harm our business, financial condition and operating results.

Our success is dependent on our ability to protect our intellectual property, and our failure to protect our intellectual property could have a significant adverse impact on our business.

     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have generally not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks or copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

     The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date we have not been subject to claims of infringement or misappropriation of intellectual property by third parties, third parties may assert infringement claims against us. In addition, an assertion of infringement may result in litigation in which we may not prevail. Furthermore, any such claims, with or without merit, could result in substantial cost to us and diversion of our personnel. In addition, infringement claims may require us to develop new technology or require us to enter into royalty or licensing arrangements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us. Because we do not rely on patents to protect our technology, we will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. If a claim of infringement or misappropriation against us were successful and we fail or are unable to develop non-infringing technology or license any infringed, misappropriated or similar technology at a reasonable cost, our business, financial condition and results of operations would be adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer may significantly harm our business, financial condition and operating results.

Our success depends on the timely development and introduction of new products.

     Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We may need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. We utilize foreign currency forward exchange contracts and options to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. We attempt to match the forward contracts with specific underlying receivables in terms of currency, amount and maturity. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the associated exposures, these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated inter-company receivable balances which otherwise would be charged to other income (expense). To date, we have not fully mitigated all risk associated with our sales denominated in foreign currencies, and there can be no assurance that our foreign exchange risk management activities, if any, will be successful.

     At December 31, 2003 we had forward exchange contracts maturing in fiscal 2004 to sell approximately $1.25 million in Japanese Yen. The fair market value of these contracts at December 31, 2003 was not material.

     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believe that any such losses would not be material.*

     Additional factors that could affect future operating results or the price of our Common Stock are set forth under the caption “Factors That May Affect Future Results” in our Annual Report on Form 10-K for 2003.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of December 31, 2003, short-term investments consisted of available-for-sale securities of $19.6 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2003, the decline in the fair value of the portfolio would not be material to our financial position.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

     A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A hearing before the Antwerp Commercial Court was fixed on January 16, 2004. However, at Tucana’s request, the case was not argued on that date, and the hearing has therefore been adjourned. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company may be able to seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

Item 5. Other Information

     Effective January 29, 2004 the members of the Audit Committee of our Board of Directors are John M. Scandalios, Chairman, Charles L. Waggoner and Peter Cross, all of whom we believe are independent under rules of The Nasdaq Stock Market.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

We filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1.	On October 7, 2003, we filed a Current Report on Form 8-K to furnish a press release dated October 6, 2003, announcing a revision to our estimated results of operations for the quarter ended September 30, 2003.

2.	On October 30, 2003, we filed a Current Report on Form 8-K to furnish a press release dated October 30, 2003 announcing our results of operations for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: February 12, 2004 By:	/s/ Christopher A. Stephenson

Christopher A. Stephenson
Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002