Form 10-Q
period 2004-03-31
CATAPULT COMMUNICATIONS CORP
filed 2004-05-03
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24701

CATAPULT COMMUNICATIONS CORPORATION

(Exact name of Registrant as specified in its charter)

{PRIVATE} Nevada	77-0086010
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

160 South Whisman Road
Mountain View, California 94041

(650) 960-1025

(Address, including zip code, and telephone number, including area code, of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     As of April 19, 2004, there were 13,104,508 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$18,847	$11,770
Short-term investments	19,342	18,901
Accounts receivable, net	12,975	10,598
Inventories	2,900	2,325
Deferred income taxes	2,407	2,407
Prepaid expenses and other current assets	2,205	1,096

Total current assets	58,676	47,097
Property and equipment, net	2,875	3,384
Goodwill	49,394	49,394
Other intangible assets, net	5,583	6,093
Other assets	1,122	1,121

Total assets	$117,650	$107,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,312	$1,216
Accrued liabilities	8,745	6,002
Deferred revenue	6,466	5,576
Convertible notes payable	17,470	17,674

Total current liabilities	33,993	30,468

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	22,579	21,187
Deferred stock-based compensation	(57)	(75)
Accumulated other comprehensive income	756	575
Retained earnings	60,366	54,921

Total stockholders’ equity	83,657	76,621

Total liabilities and stockholders’ equity	$117,650	$107,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Products	$13,931	$11,513	$22,352	$19,498
Services	3,311	2,523	5,939	4,923

Total revenues	17,242	14,036	28,291	24,421

Cost of revenues:
Products	1,565	1,792	2,566	3,169
Services	911	761	1,631	1,458
Amortization of purchased technology	172	172	343	343

Total cost of revenues	2,648	2,725	4,540	4,970

Gross profit	14,594	11,311	23,751	19,451

Operating expenses:
Research and development	3,068	3,695	5,720	7,063
Sales and marketing	4,661	3,808	8,611	7,330
General and administrative	1,779	1,550	3,455	3,563

Total operating expenses	9,508	9,053	17,786	17,956

Income from operations	5,086	2,258	5,965	1,495
Interest income	185	212	379	411
Interest expense	(87)	(87)	(175)	(175)
Other income (expense)	58	(66)	162	740

Income before income taxes	5,242	2,317	6,331	2,471
Provision for income taxes	712	649	886	692

Net income	$4,530	$1,668	$5,445	$1,779

Net income per share:
Basic	$0.35	$0.13	$0.42	$0.14

Diluted	$0.32	$0.13	$0.39	$0.13

Shares used in per share calculation:
Basic	13,000	12,984	12,952	13,068
Diluted	14,570	13,112	14,425	13,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$5,445	$1,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	892	817
Amortization of deferred stock-based compensation	18	18
Amortization of intangible assets	510	711
Provision for doubtful accounts	104	—
Deferred income taxes	—	332
Amortization of premium on note payable	(204)	(204)
Change in assets and liabilities:
Accounts receivable	(2,514)	397
Inventories	(538)	397
Prepaid expenses and other current assets	(1,055)	(311)
Assets of discontinued operations	—	2,636
Other assets	5	(34)
Accounts payable	25	(1,323)
Accrued liabilities	2,666	(5,778)
Deferred revenue	890	235
Liabilities of discontinued operations	—	(889)

Net cash provided by (used in) operating activities	6,244	(1,217)

Cash flows from investing activities:
Sales (purchases) of investments, net	(444)	5,335
Purchases of property and equipment	(346)	(1,021)

Net cash provided by (used in) investing activities	(790)	4,314

Cash flows from financing activities:
Repurchase of common stock	—	(1,761)
Proceeds from issuance of common stock	1,392	184

Net cash provided by (used in) financing activities	1,392	(1,577)

Effect of exchange rate changes on cash and cash equivalents	231	204

Increase in cash and cash equivalents	7,077	1,724
Cash and cash equivalents, beginning of period	11,770	12,575

Cash and cash equivalents, end of period	$18,847	$14,299

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

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, and filed with the SEC on December 5, 2003. The unaudited condensed consolidated financial statements as of March 31, 2004, and for the three and six months ended March 31, 2004 and 2003, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2003 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its result of operations.

NOTE 3—STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. The Company also complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. To date, the Company has not granted stock options to non-employees.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported, for basic earnings per share	$4,530	$1,668	$5,445	$1,779
Interest on convertible notes payable, net of related tax effects	78	—	152	—

Net income, for diluted earnings per share	$4,608	$1,668	$5,597	$1,779
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	6	15	12
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(546)	(503)	(1,046)	(1,052)

Pro forma net income, for basic earnings per share	$3,991	$1,171	$4,414	$739

Pro forma net income, for diluted earnings per share	$4,069	$1,171	$4,566	$739

Net income per share:
Basic, as reported	$0.35	$0.13	$0.42	$0.14

Basic, pro forma	$0.31	$0.09	$0.34	$0.06

Diluted, as reported	$0.32	$0.13	$0.39	$0.13

Diluted, pro forma	$0.28	$0.09	$0.32	$0.06

     These pro forma amounts may not be representative of future years as options vest over several years and additional awards are generally made each year.

NOTE 4—BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares (options) issued during the period using the treasury stock method.

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$4,530	$1,668	$5,445	$1,779
Interest on note payable, net of taxes	78	—	152	—

Net income, for diluted earnings per share	$4,608	$1,668	$5,597	$1,779

Weighted average shares outstanding	13,000	12,984	12,952	13,068
Dilutive options	489	128	392	135
Convertible notes payable	1,081	—	1,081	—

Weighted average shares assuming dilution	14,570	13,112	14,425	13,203

Net income per share:
Basic	$0.35	$0.13	$0.42	$0.14

Diluted	$0.32	$0.13	$0.39	$0.13

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Common stock options	149	1,384	559	1,350

Convertible notes payable	—	1,081	—	1,081

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective October 1, 2002. As of October 1, 2002, goodwill will no longer be amortized but will be tested annually on an enterprise basis at September 30th for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on September 30, 2003, indicating no impairment of goodwill. Between October 1, 2003 and March 31, 2004, there were no changes to the Company’s goodwill balance of $49.4 million.

     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2003			As of March 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased Technology	$4,800	$(743)	$4,057	$4,800	$(1,086)	$3,714
Trade names	1,000	(155)	845	1,000	(226)	774
Customer relationships	1,000	(155)	845	1,000	(226)	774
Non-compete agreements	400	(54)	346	400	(79)	321
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(1,507)	$6,093	$7,600	$(2,017)	$5,583

     The estimated future amortization expense of purchased intangible assets as of March 31, 2004 was as follows:

Amount
Fiscal Year	(in millions)
2004	$0.5
2005	1.0
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$5.6

NOTE 6—WARRANTY ACCRUAL

     The activity in the warranty accrual included the following (in thousands):

	Six Months Ended
	March 31,	March 31,
	2004	2003
Beginning Balance	$60	$600
Settlements made during the period	(34)	(88)
Accruals for warranties issued during the period	42	88

Ending balance	$68	$600

NOTE 7—COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2004	2003	2004	2003
		(in thousands)
Net income	$4,530	$1,668	$5,445	$1,779
Currency translation adjustment	82	(54)	185	204
Unrealized gains (losses) on investments	3	(21)	(4)	(2)

Comprehensive income	$4,615	$1,593	$5,626	$1,981

NOTE 8—INVENTORIES

	March 31,	September 30,
	2004	2003
	(in thousands)
Raw materials	$2,706	$2,092
Work-in-process	123	140
Finished goods.	71	93

	$2,900	$2,325

NOTE 9—CONVERTIBLE NOTES PAYABLE

     In connection with the acquisition of NDB described in Note 1, the Company’s Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes have been guaranteed by the Company, bear interest at 2% and are due and payable on or before August 30, 2004. The notes are convertible at the option of the holder into 1,081,250 shares of the Company’s common stock between August 30, 2003 and the maturity date. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

     The fair value of the notes at the date they were issued, as determined by management with the assistance of an independent valuation, was $18.1 million. The valuation premium of $0.8 million is being amortized to interest income over the term of the notes using the effective interest method and a credit to interest income of $102,000 and $204,000 were recorded in each of the three-month periods and six-month periods ended March 31, 2004 and 2003.

     On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the common stock shall be at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 10—REPURCHASE OF COMMON STOCK

     In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. Through September 30, 2003, the Company had repurchased a total of 257,400 shares at a cost of approximately $1.8 million. In the six months ended March 31, 2004, the Company repurchased no shares. As at March 31, 2004, the Company is authorized to repurchase an additional 1,742,600 shares of its common stock under the stock repurchase program.

NOTE 11—INCOME TAXES

     The Company’s provision for income taxes consists of federal, state and international taxes. The Company recorded tax provisions of $712,000 and $649,000 in the three months ended March 31, 2004 and March 31, 2003, respectively and $886,000 and $692,000 in the six months ended March 31, 2004 and March 31, 2003, respectively. These provisions are included in the taxes payable component of accrued liabilities. The reductions in the provision rates recorded in both the three and six months ended March 31, 2004 are due to a change in the mix of projected taxable annual income between domestic and international operations.

NOTE 12—SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, revenues by customer location and net income by legal entity location for the six months ended March 31, 2004 and 2003 and long-lived assets by legal entity at March 31, 2004 and September 30, 2003 were as follows (in thousands):

	North			Rest of	Consolidated
	America	Europe	Japan	World	Total
Six months Ended March 31, 2004
Revenues	$6,920	$5,947	$14,697	$727	$28,291
Net income (loss)	(1,178)	6,418	205	—	5,445
As at March 31, 2004
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	5,046	3,517	307	—	8,870
Six months Ended March 31, 2003
Revenues	$8,421	$4,780	$10,353	$867	$24,421
Net income (loss)	(1,078)	2,485	372	—	1,779
As at September 30, 2003
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	5,849	3,753	286	—	9,888

NOTE 13—CONTINGENCIES

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

Forward-looking Statements

     Some of the statements in this report and the documents incorporated herein by reference constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.

     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors”, and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2003, filed on December 5, 2003 and in our registration statement on Form S-3, filed on February 9, 2004.

     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time on our behalf.

Overview

Our Business and Products

     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our product line currently consists of the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired in connection with the acquisition of the Network Diagnostic Business (“NDB”) from Tekelec in August, 2002. These products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The DCT and MGTS products perform a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. Our newly introduced m5000 hardware platform has increased the capabilities of the DCT and MGTS test systems to address the telecommunications industry’s need for a higher load test performance. Our recently announced Chameleon protocol analyzer will broaden the range of products we offer within our product line upon its release, which is expected in the quarter ending June 30, 2004.* We maintain an extensive library of software modules that support a large number of industry standard protocols and variants thereon. In support of our products, we offer maintenance services under software support contracts, as well as installation and training services.

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

     In the last six months, there have been preliminary indications, also well-publicized, that the overall decline in the telecommunications industry may have ended, and that at least the beginnings of a recovery may be in evidence. In the three months ended March 31, 2004, for the second successive quarter, we saw increased demand in all our major regions: North America, Europe and Japan. As a result of our successful integration of NDB and the steps we have taken to reduce our cost of goods and operating expenses, we believe that we remain well positioned to benefit from any recovery in the telecommunications industry, particularly any recovery in research and development spending by our customers.*

Summary of Our Financial Performance in the Second Quarter of Fiscal 2004

     Our second fiscal quarter has historically been Catapult’s strongest quarter of our fiscal year due to budget surplus purchasing by our Japanese customers ahead of their March 31 fiscal year end. This trend was even stronger this year and, as a result, our financial performance in the three months ended March 31, 2004, as measured by both revenue and net income, improved significantly over our performance in the same period in the previous year: revenues increased by 23% to $17.2 million and net income by 172% to $4.5 million. Five additional factors contributed to this improvement:

•	In Japan, we benefited from strong sales of our m5000 product and an 11% increase in the average value of the yen.

•	In North America and Europe, we saw more modest revenue increases of 8% and 15% respectively.

•	We saw an improvement of four percentage points in overall gross profit margin due to four factors: a net reduction in manufacturing expenses of approximately $0.25 million as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2002 were replaced with lower internal costs; a product mix that was weighted more heavily to higher margin product; more favorable exchange rates on foreign currency revenues in relation to cost of goods incurred primarily in dollars; and the absolute increase in revenues in relation to that portion of cost of goods that is relatively insensitive to volume.

•	We limited the increase in our operating expenses to 5%, well below the 23% increase in revenues. Increased variable compensation related to above-target performance together with the increased cost of overseas employees resulting from higher exchange rates outweighed the effects of a 15% staff reduction undertaken in the fourth quarter of fiscal 2003.

•	We provided for income tax at a rate of 14% in comparison with 28% in the second quarter of fiscal 2003 due to a change in the mix of projected full-year taxable income between domestic and international operations.

     Our cash and short-term investments increased by $5.2 million during the three months ended March 31, 2004, including $4.2 million generated by operating activities and $1.1 million from option exercises.

Critical Accounting Policies and Estimates

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2003.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Products	80.8%	82.0%	79.0%	79.8%
Services	19.2	18.0	21.0	20.2

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	9.1	12.8	9.0	13.0
Services	5.3	5.4	5.8	6.0
Amortization of purchased technology	1.0	1.2	1.2	1.4

Total cost of revenues	15.4	19.4	16.0	20.4

Gross profit	84.6	80.6	84.0	79.6

Operating expenses:
Research and development	17.8	26.3	20.2	28.9
Sales and marketing	27.0	27.2	30.5	30.0
General and administrative	10.3	11.0	12.2	14.6

Total operating expenses	55.1	64.5	62.9	73.5

Income from operations	29.5	16.1	21.1	6.1
Interest income	1.1	1.5	1.3	1.7
Interest expense	(0.5)	(0.6)	(0.6)	(0.7)
Other income (expense)	0.3	(0.5)	0.6	3.0

Income before income taxes	30.4	16.5	22.4	10.1

Provision for income taxes	4.1	4.6	3.2	2.8

Net income	26.3%	11.9%	19.2%	7.3%

Gross margin on product sales	88.8%	84.4%	88.5%	83.7%

Gross margin on services	72.5%	69.8%	72.5%	70.4%

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

     Revenues

     Our revenues increased by approximately 23% from $14.0 million for the three months ended March 31, 2003 to $17.2 million for the three months ended March 31, 2004. Over the same period, product revenues increased by approximately 21% from $11.5 million to $13.9 million. The increase in product revenues was attributable to two factors: increased sales of our DCT and MGTS test systems, primarily in Japan; and more favorable exchange rates on those overseas product revenues denominated in foreign currencies, particularly an 11% increase in the average value of the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased approximately 31% from $2.5 million to $3.3 million. The increase in services revenues was due to the increase in maintenance service contracts related to the installed base of DCT and MGTS test systems and to more favorable exchange rates on those revenues denominated in foreign currencies, particularly the Japanese yen.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased approximately 13% from $1.8 million for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004 and gross profit margin on product revenues increased from 84% to 89% due principally to four factors: a net reduction in manufacturing expenses of approximately $250,000 as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2003 were replaced with lower internal costs; a product mix that was weighted more heavily to higher margin products; more favorable exchange rates on foreign currency revenues in relation to cost of goods incurred primarily in dollars; and the absolute increase in revenues in relation to that portion of cost of goods that is relatively insensitive to volume.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 20% from $761,000 for the three months ended March 31, 2003 to $911,000 for the three months ended March 31, 2004, reflecting primarily an increase of $170,000 in variable compensation. Gross profit margin on services revenues increased from 70% to 72% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $172,000 in the three months ended March 31, 2004 compared with the same period the previous year.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all internal software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 17% from $3.7 million for the three months ended March 31, 2003 to $3.1 million for the three months ended March 31, 2004 due primarily to three factors: a decrease of approximately $1.0 million due to a reduction of 28%, or 29 employees, in the number of research and development personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; increases in salary and variable compensation totaling $0.3 million; and an exchange rate driven increase of $0.1 million due to average increases of 29% in the Australian dollar and 15% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses decreased from 26% to 18% over the same period. We expect quarterly research and development expenses to remain relatively constant for the remainder of the current fiscal year.*

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 22% from $3.8 million for the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004 due primarily to three factors: a $1.2 million increase in variable compensation; a decrease of approximately $0.6 million due to a reduction of 15%, or 15 employees, in the number of sales and marketing personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; and an exchange rate driven increase of $0.3 million due to average increases of 11% in the Japanese yen, 15% in the British pound and 17% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses remained constant at 27% over the same period. We expect sales and marketing expenses to remain relatively constant for the remainder of the current fiscal year.*

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 15% from $1.6 million for the three months ended March 31, 2003 to $1.8 million for the three months ended March 31, 2004, reflecting primarily an increase of $0.2 million in variable compensation. As a percentage of total revenues, general and administrative expenses decreased from 11% to 10% over the same period. We expect general and administrative expenses to remain relatively constant for the remainder of the current fiscal year.*

     Other Income (Expense)

     Other income (expense) represents primarily gains or losses from fluctuations in exchange rates on transactions denominated in foreign currencies, primarily the Japanese yen. Other income (expense) increased by $124,000 from an expense of $66,000 for the three months ended March 31, 2003 to income of $58,000 for the three months ended March 31, 2004, as exchange losses in the prior period were replaced by exchange gains in 2004.

     Provision for income taxes

     Provision for income taxes consists of federal, state and international income taxes. We recorded a tax provision of $712,000, or 14% of pre-tax income, for the three months ended March 31, 2004, compared with a provision of $649,000, or 28% of pre-tax income, for the three months ended March 31, 2003. The reduction in the tax rate was due to a change in the projected annual mix of taxable income between domestic and international operations. Our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations.*

Comparison of the Six-Month Periods Ended March 31, 2004 and 2003

     Revenues

     Our revenues increased by approximately 16% from $24.4 million for the six months ended March 31, 2003 to $28.3 million for the six months ended March 31, 2004. Over the same period, product revenues increased by approximately 15% from $19.5 million to $22.4 million. The increase in product revenues was primarily attributable to increased sales of our DCT and MGTS test systems, primarily in Japan, and more favorable exchange rates on those overseas revenues denominated in foreign currencies, particularly a 12% increase in the average value of the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased approximately 21% from $4.9 million to $5.9 million. The increase in services revenues was due to the increase in maintenance service contracts related to the installed base of DCT and MGTS test systems and to more favorable exchange rates on those revenues denominated in foreign currencies, particularly the Japanese yen.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased approximately 19% from $3.2 million for the six months ended March 31, 2003 to $2.6 million for the six months ended March 31, 2004 and gross profit margin on product revenues increased from 84% to 89% due principally to four factors: a net reduction in manufacturing expenses of approximately $550,000 as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2003 were replaced with lower internal costs; a product mix that was weighted more heavily to higher margin products; more favorable exchange rates on foreign currency revenues in relation to cost of goods incurred primarily in dollars; and the absolute increase in revenues in relation to that portion of cost of goods that is relatively insensitive to volume.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 12% from $1.5 million for the six months ended March 31, 2003 to $1.6 million for the six months ended March 31, 2004, due primarily to an increase of $0.15 million in variable compensation. Gross profit margin on services revenues increased from 70% to 73% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $343,000 in the three months ended March 31, 2004 compared with the same period the previous year.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all internal software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 19% from $7.1 million for the six months ended March 31, 2003 to $5.7 million for the six months ended March 31, 2004, due to three factors: a decrease of approximately $1.9 million due to a reduction of 27%, or 28 employees, in the number of research and development personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; increases in salary and variable compensation totaling $0.3 million; and an exchange rate driven increase of $0.2 million due to average increases of 29% in the Australian dollar and 12% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses decreased from 29% to 20% over the same period.

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 17% from $7.3 million for the six months ended March 31, 2003 to $8.6 million for the six months ended March 31, 2004 due to four factors: a $1.9 million increase in variable compensation; a $0.2 million increase in salary levels; a decrease of approximately $1.3 million due to a reduction of 15%, or 15 employees, in the number of sales and marketing personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; and an exchange rate driven increase of $0.5 million due to average increases of 12% in the Japanese yen, 12% in the British pound and 18% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses increased from 30% to 31% over the same period.

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses decreased approximately 3% from $3.6 million for the six months ended March 31, 2003 to $3.5 million for the six months ended March 31, 2004, due primarily to a decrease of $0.4 million in transitional acquisition-related expenses that were complete by March 31, 2003 and an increase of $0.3 million in variable compensation. As a percentage of total revenues, general and administrative expenses decreased from 15% to 12% over the same period.

     Other Income

     Other income represents primarily gains from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income decreased by $578,000 from $740,000 for the six months ended March 31, 2003 to $162,000 for the six months ended March 31, 2004, reflecting the absence in the latter period of a Japanese consumption tax refund in the amount of $695,000 received in the same period in the previous year partially offset by stronger exchange gains in the latter period, primarily on the Japanese yen.

     Provision for income taxes

     Provision for income taxes consists of federal, state and international income taxes. We recorded a tax provision of $886,000, or 14% of pre-tax income, for the six months ended March 31, 2004, compared with a provision of $692,000, or 28% of pre-tax income, for the six months ended March 31, 2003. The reduction in the tax rate was due to a change in the projected annual mix of taxable income between domestic and international operations.

Liquidity and Capital Resources

     Historically, we have financed our operations primarily through cash generated from operations and from the proceeds of our initial public offering completed in 1999. The proceeds to us from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

     In addition, we financed our purchase of NDB in part through the issuance of two convertible notes in the aggregate principal amount of $17.3 million maturing August 30, 2004. The convertible notes were issued by our Irish subsidiary and are guaranteed by us. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of our common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. If one of the notes, in the principal amount of $10.0 million, is not converted by the holder, we are entitled to pay the principal and accrued interest on that note in cash or, in whole or in part, by issuing our common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note. Our cash and short-term investment balances as at March 31, 2004 exceeded the aggregate principal amount of the notes by $20.9 million.

     Our operating activities provided cash of $6.2 million in the six month period ended March 31, 2004. Net income contributed $5.4 million, the adjustment for non-cash items for depreciation, amortization and provision for doubtful accounts contributed $1.3 million and net changes in current assets and liabilities used $0.5 million. Our non-cash depreciation and amortization charges were increased over historical levels as a result of assets acquired with NDB. The fixed assets acquired are being depreciated over a three year period ending August 31, 2005 and the technology and other intangible assets acquired are being amortized over seven or eight year periods ending August 2009 or 2010. As a result, we expect that non-cash charges will continue to be a positive adjustment in reconciling net income to net cash provided by operating activities over these periods.*

     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days sales outstanding”). As at March 31, 2004 we had 68 days sales outstanding, below the 80 day average over the six fiscal quarters then ended due to less quarter-end loaded billings in the three months ended March 31, 2004. Collections of accounts receivable and related days sales outstanding will fluctuate in future periods due to variations in the timing and amount of our future revenues, the payment terms extended to our customers and the effectiveness of our collection efforts.

     Investing activities, consisting of net purchases of short-term investments and additions to property and equipment, used $790,000 of cash in the six months ended March 31, 2004.

     Cash provided by financing activities for the six months ended March 31, 2004 of $1.4 million was attributable to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan. Approximately half of the options exercised were due to expire within six months of March 31, 2004.

     As of March 31, 2004, we had working capital of $24.7 million, cash and cash equivalents of $18.9 million and short-term investments of $19.3 million. As of March 31, 2004, we had the following contractual obligations, in millions:

		Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal and interest payable under convertible notes	$18.0	$18.0	$–	$–	$–
Operating leases	5.0	1.1	1.9	1.6	0.4

Total contractual cash obligations	$23.0	$19.1	$1.9	$1.6	$0.4

     We expect that capital expenditures, representing primarily purchases of computer equipment and leasehold improvements, for the fiscal year ending September 30, 2004 will total approximately $900,000.*

     We believe that inflation has not had a material impact on our liquidity or cash requirements.

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

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2003, our top five customers represented approximately 50% of total revenues. In the six months ended March 31, 2004, our top five customers represented approximately 62% of total revenues. The greater concentration during the six-month period reflects seasonal concentration of revenues in Japan where we have fewer and larger customers, rather than a trend toward increased concentration. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

     We have limited experience in assimilating acquired companies or product lines into our operations. We may not be successful in overcoming these risks or any other problems encountered in connection with any such future acquisitions. Furthermore, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to intangible assets, any of which could seriously harm our business, financial condition and operating results or decrease the value of our common stock.

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

Our success depends on the continued growth of the telecommunications industry and increased use of our test solutions, and lack of growth in this industry could harm our business.

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

     At March 31, 2004 we had forward exchange contracts maturing in fiscal 2004 to sell approximately $8.3 million in Japanese Yen. The fair market value of the proceeds of these contracts at March 31, 2004 was $8.1 million. The $0.2 million decline in fair market value has been reflected in exchange gains and losses included in other income.

     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believe that any such losses would not be material.*

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of March 31, 2004, short-term investments consisted of available-for-sale securities of $19.3 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2004, the decline in the fair value of the portfolio would not be material to our financial position.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on January 13, 2004. Out of 12,912,563 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 12,266,935 shares. At the Annual Meeting, our stockholders approved the following matters:

(a)	The election of Peter S. Cross, Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr., John M. Scandalios and Charles L. Waggoner, as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Peter S. Cross, 12,214,454 votes cast for and 52,481 votes withheld;
Richard A. Karp, 10,404,768 votes cast for and 1,862,167 votes withheld;
Nancy H. Karp, 8,996,611 votes cast for and 3,270,324 votes withheld;
Henry P. Massey, Jr., 10,388,636 votes cast for and 1,878,299 votes withheld;
John Scandalios, 11,971,799 votes cast for and 295,136 votes withheld;
Charles Waggoner, 12,004,447 votes cast for and 262,488 votes withheld.

(b)	The amendment of our 1998 Stock Plan to preserve our ability to receive certain income tax deductions that may become available to us.

10,922,759 votes were cast for and 606,698 votes were cast against with 144,746 votes abstaining and 592,732 broker non-votes.

(c)	The ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending September 30, 2004.

11,805,136 votes were cast for and 461,353 votes were cast against with 446 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10	Lease for office space located at 160 and 190 South Whisman Road, Mountain View CA dated February 27, 2004.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

                         We filed the following reports on Form 8-K during the quarter ended March 31, 2004:

1.	On January 6, 2004, we filed a Current Report on Form 8-K to furnish a press release dated January 5, 2004, announcing a revision to our revenue estimates for the quarter ended December 31, 2003.

2.	On January 29, 2004, we filed a Current Report on Form 8-K to furnish a press release dated January 29, 2004 announcing our results of operations for the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION
Date: May 3, 2004	By:	/s/ Christopher A. Stephenson
(Christopher A. Stephenson)
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description
10	Lease for office space located at 160 and 190 South Whisman Road, Mountain View CA dated February 27, 2004.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002