Form 10-Q
period 2004-06-30
CATAPULT COMMUNICATIONS CORP
filed 2004-07-30
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of June 30, 2004, there were 13,167,114 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

Part I. Financial Information
Item 1. Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

INDEX

Page
Part I-Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at June 30, 2004 and September 30, 2003	3
Unaudited Condensed Consolidated Statements of Income for the three months and nine months ended June 30, 2004 and 2003	4
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
Part II—Other Information
Item 6. Exhibits and Reports on Form 8-K	27
Signatures	27

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$24,309	$11,770
Short-term investments	22,174	18,901
Accounts receivable, net	8,353	10,598
Inventories	2,893	2,325
Deferred income taxes	2,407	2,407
Prepaid expenses and other current assets	2,092	1,096

Total current assets	62,228	47,097
Property and equipment, net	2,782	3,384
Goodwill	49,394	49,394
Other intangible assets, net	5,327	6,093
Other assets	1,068	1,121

Total assets	$120,799	$107,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,399	$1,216
Accrued liabilities	8,169	6,002
Deferred revenue	6,448	5,576
Convertible notes payable	17,368	17,674

Total current liabilities	33,384	30,468

Stockholders’ Equity:
Common stock	13	13
Additional paid-in capital	23,503	21,187
Deferred stock-based compensation	(48)	(75)
Accumulated other comprehensive income	658	575
Retained earnings	63,289	54,921

Total stockholders’ equity	87,415	76,621

Total liabilities and stockholders’ equity	$120,799	$107,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Products	$11,267	$8,344	$33,619	$27,842
Services	3,053	2,253	8,992	7,176

Total revenues	14,320	10,597	42,611	35,018

Cost of revenues:
Products	1,196	1,113	3,762	4,282
Services	787	669	2,418	2,127
Amortization of purchased technology	171	171	514	514

Total cost of revenues	2,154	1,953	6,694	6,923

Gross profit	12,166	8,644	35,917	28,095

Operating expenses:
Research and development	2,973	3,349	8,693	10,412
Sales and marketing	4,234	3,571	12,845	10,901
General and administrative	1,676	1,485	5,131	5,048

Total operating expenses	8,883	8,405	26,669	26,361

Income from operations	3,283	239	9,248	1,734
Interest income, net	117	96	321	332
Other income (expense)	(1)	(70)	161	670

Income before income taxes	3,399	265	9,730	2,736
Provision for (benefit from) income taxes	476	(1,096)	1,362	(404)

Net income	$2,923	$1,361	$8,368	$3,140

Net income per share:
Basic	$0.22	$0.11	$0.64	$0.24

Diluted	$0.20	$0.10	$0.58	$0.24

Shares used in per share calculation:
Basic	13,139	12,863	13,014	12,971
Diluted	14,582	13,034	14,463	13,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,368	$3,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,340	1,259
Amortization of deferred stock-based compensation	27	27
Amortization of intangible assets	766	966
Provision for doubtful accounts	61	—
Deferred income taxes	—	332
Amortization of premium on note payable	(306)	(306)
Change in assets and liabilities:
Accounts receivable	2,165	2,074
Inventories	(556)	1,216
Prepaid expenses and other current assets	(967)	(209)
Assets of discontinued operations	—	2,636
Other assets	55	(3)
Accounts payable	137	(1,940)
Accrued liabilities	2,135	(7,610)
Deferred revenue	871	643
Liabilities of discontinued operations	—	(889)

Net cash provided by operating activities	14,096	1,336

Cash flows from investing activities:
Sales (purchases) of investments, net	(3,289)	9,548
Purchases of property and equipment	(714)	(1,178)

Net cash provided by (used in) investing activities	(4,003)	8,370

Cash flows from financing activities:
Repurchase of common stock	—	(1,761)
Proceeds from issuance of common stock	2,316	339

Net cash provided by (used in) financing activities	2,316	(1,422)

Effect of exchange rate changes on cash and cash equivalents	130	101

Increase in cash and cash equivalents	12,539	8,385
Cash and cash equivalents, beginning of period	11,770	12,575

Cash and cash equivalents, end of period	$24,309	$20,960

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

     On August 30, 2002, the Company purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $68.3 million consisted of a cash payment of $42.5 million, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, a premium of $0.8 million ascribed to the convertible notes payable, transaction costs of $4.4 million and a cash payment of $3.3 million in September 2003 in settlement of a net working capital adjustment and other matters. Under a letter agreement the Company entered into with Tekelec on March 18, 2004, in certain circumstances Tekelec may extend the maturity date of the notes to September 30, 2004.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, and filed with the SEC on December 5, 2003. The unaudited condensed consolidated financial statements as of June 30, 2004, and for the three and nine months ended June 30, 2004 and 2003, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2003 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after

March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and does not believe that it will have any effect on its results of operations or net income per share.

     At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.

     At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.

     The Company has evaluated the effect of adopting the further guidance with respect to EITF 03-01 and does not believe that it will have any effect on its results of operations or net income per share.

NOTE 3—STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. The Company also complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. To date, the Company has not granted stock options to individuals who are not employees or directors.

     The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income, as reported, for basic earnings per share	$2,923	$1,361	$8,368	$3,140
Interest on convertible notes payable, net of related tax effects	—	—	—	—

Net income, for diluted earnings per share	$2,923	$1,361	$8,368	$3,140
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	6	23	18
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(627)	(556)	(1,673)	(1,608)

Pro forma net income, for basic earnings per share	$2,304	$811	$6,718	$1,550

Pro forma net income, for diluted earnings per share	$2,304	$811	$6,718	$1,550

Net income per share:
Basic, as reported	$0.22	$0.11	$0.64	$0.24

Basic, pro forma	$0.18	$0.06	$0.52	$0.12

Diluted, as reported	$0.20	$0.10	$0.58	$0.24

Diluted, pro forma	$0.16	$0.06	$0.46	$0.12

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income	$2,923	$1,361	$8,368	$3,140
Interest on notes payable, net of taxes	—	—	—	—

Net income, for diluted earnings per share	$2,923	$1,361	$8,368	$3,140

Weighted average shares outstanding	13,139	12,863	13,014	12,971
Dilutive options	362	171	368	148
Convertible notes payable	1,081	—	1,081	—

Weighted average shares assuming dilution	14,582	13,034	14,463	13,119

Net income per share:
Basic	$0.22	$0.11	$0.64	$0.24

Diluted	$0.20	$0.10	$0.58	$0.24

Diluted net income per share does not include the effect of the following anti-dilutive common equivalent shares:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Common stock options	462	1,342	532	1,438

Convertible notes payable	—	1,081	—	1,081

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

     The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), effective October 1, 2002. As of October 1, 2002, goodwill will no longer be amortized but will be tested annually on an enterprise basis at September 30th for impairment in accordance with the requirements of SFAS No. 142. The Company performed its annual impairment test on September 30, 2003, indicating no impairment of goodwill. Between October 1, 2003 and June 30, 2004, there were no changes to the Company’s goodwill balance of $49.4 million.

     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of nine months, as follows (in thousands):

	As of September 30, 2003			As of June 30, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased Technology	$4,800	$(743)	$4,057	$4,800	$(1,257)	$3,543
Trade names	1,000	(155)	845	1,000	(262)	738
Customer relationships	1,000	(155)	845	1,000	(262)	738
Non-compete agreements	400	(54)	346	400	(92)	308
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(1,507)	$6,093	$7,600	$(2,273)	$5,327

     The estimated future amortization expense of purchased intangible assets as of June 30, 2004 was as follows:

Amount
Fiscal Year	(in millions)
2004 (remainder)	$0.2
2005	1.0
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$5.3

NOTE 6—WARRANTY ACCRUAL

     The activity in the warranty accrual included the following (in thousands):

	Nine months Ended
	June 30,	June 30,
	2004	2003
Beginning Balance	$60	$600
Settlements made during the period	(53)	(105)
Accruals for warranties issued during the period	58	105

Ending balance	$65	$600

NOTE 7—COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$2,923	$1,361	$8,368	$3,140
Currency translation adjustment	(86)	(103)	99	101
Unrealized gains (losses) on investments	(13)	4	(16)	2

Comprehensive income	$2,824	$1,262	$8,451	$3,243

NOTE 8—INVENTORIES

	June 30,	September 30,
	2004	2003
	(in thousands)
Raw materials	$2,648	$2,092
Work-in-process	61	140
Finished goods	184	93

	$2,893	$2,325

NOTE 9—CONVERTIBLE NOTES PAYABLE

     In connection with the acquisition of NDB described in Note 1, the Company’s Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes have been guaranteed by the Company, bear interest at 2% and are due and payable on or before August 30, 2004. The notes are convertible at the option of the holder into 1,081,250 shares of the Company’s common stock between August 30, 2003 and the maturity date. Under a letter agreement the Company entered into with Tekelec on March 18, 2004, in certain circumstances Tekelec may extend the maturity date of the notes to September 30, 2004. The Company also granted Tekelec certain rights to require the Company to register with the Securities and Exchange Commission for resale by Tekelec any common stock acquired by Tekelec upon conversion of the notes.

     The fair value of the notes at the date they were issued was $18.1 million. The valuation premium of $0.8 million is being amortized to interest expense, net over the term of the notes using the effective interest method and a credit to interest expense of $102,000 and $306,000 were recorded in each of the three-month periods and nine-month periods ended June 30, 2004 and 2003.

     On the maturity date of the $10.0 million note, the Company is entitled to pay the principal balance in any combination of cash and/or common stock, provided that the number of shares of common stock shall be calculated at a value of 82.5% of the fair market value of the stock, determined pursuant to a formula set forth in the note.

NOTE 10—REPURCHASE OF COMMON STOCK

     In December 1999, the Company’s Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. Through September 30, 2003, the Company had repurchased a total of 257,400 shares at a cost of approximately $1.8 million. In the nine months ended June 30, 2004, the Company repurchased no shares. As of June 30, 2004, the Company is authorized to repurchase an additional 1,742,600 shares of its common stock under the stock repurchase program.

NOTE 11—INCOME TAXES

     The Company’s provision for (benefit from) income taxes consists of federal, state and international taxes. The Company recorded a tax provision of $476,000 and a tax benefit of $1.1 million in the three months ended June 30, 2004 and June 30, 2003, respectively and a tax provision of $1.4 million and a tax benefit of $404,000 in the nine months ended June 30, 2004 and June 30, 2003, respectively. These provisions (benefits) are included in the taxes payable component of accrued liabilities. The reductions in the provision rates recorded in both the three and nine months ended June 30, 2004 are due to a change in the mix of projected taxable annual income between domestic and international operations.

NOTE 12—SEGMENT REPORTING

     The Company is organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

     The Company’s principal geographical areas of operations, revenues by customer location and net income by legal entity location for the nine months ended June 30, 2004 and 2003 and long-lived assets by legal entity at June 30, 2004 and September 30, 2003 were as follows (in thousands):

	North			Rest of	Consolidated
	America	Europe	Japan	World	Total
Nine months Ended June 30, 2004
Revenues	$14,068	$10,655	$16,616	$1,272	$42,611
Net income (loss)	(196)	8,275	289	—	8,368
As at June 30, 2004
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	4,806	3,354	307	—	8,467
Nine months Ended June 30, 2003
Revenues	$12,400	$7,463	$13,124	$2031	$35,018
Net income	214	2,484	442	—	3,140
As at September 30, 2003
Goodwill	22,896	26,498	—	—	49,394
Long-Lived Assets	5,849	3,753	286	—	9,888

NOTE 13—CONTINGENCIES

     A lawsuit was instituted in October 2002 against the Company and one of its subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company (“Tucana”). Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A hearing before the Antwerp Commercial Court was fixed on January 16, 2004. However, at Tucana’s request, the case was not argued on that date, and the hearing has therefore been adjourned. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company intends to defend itself vigorously. The Company may be able to seek indemnification from Tekelec for any damages assessed against it in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available. The Company estimates that no loss will result from this lawsuit and accordingly, has not made any provision for loss.

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

     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors” and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2003, filed on December 5, 2003 and in our registration statement on Form S-3, filed on February 9, 2004.

     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time on our behalf.

Overview

Our Business and Products

     Catapult Communications Corporation (“we”, “Catapult”, the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our product line currently consists of the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired in connection with the acquisition of the Network Diagnostic Business (“NDB”) from Tekelec in August, 2002. These products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The DCT and MGTS products perform a variety of test functions, including simulation, load and stress testing, feature verification, conformance testing and monitoring. Our newly introduced m5000 hardware platform has increased the capabilities of the DCT and MGTS test systems to address the telecommunications industry’s need for a higher load test performance. Our recently announced Chameleon protocol analyzer will broaden the range of products we offer within our product line upon its release, which is expected in the quarter ending September 30, 2004.* We maintain an extensive library of software modules that support a large number of industry standard protocols and variants thereon. In support of our products, we offer maintenance services under software support contracts, as well as installation and training services.

Conditions and Trends in Our Industry

     After several years of relatively rapid growth, the global telecommunications industry experienced a severe and well-publicized contraction beginning in 2001. By 2002, our customers began cutting their research and development budgets that fund the majority of our revenues. As a result, beginning in the second quarter of calendar 2002, we faced challenging conditions in our telecommunications test business.

     In the last nine months, there has been increasing evidence, also well-publicized, that the overall decline in the telecommunications industry has ended, and that at least the beginnings of a recovery are in evidence. In the nine months ended June 30, 2004, as a result of increased demand in all our major regions, North America, Europe and Japan, we have seen a 22% increase in revenue in comparison with the same period in fiscal 2003. Over the same period, as a result of our successful integration of NDB and the steps we have taken to reduce our cost of goods and operating expenses, our nine-month net income has increased by 266%.

Summary of Our Financial Performance in the Third Quarter of Fiscal 2004

     Our financial performance in the three months ended June 30, 2004, as measured by both revenue and net income, improved significantly over our performance in the same period in the previous year: revenues increased by 35% to $14.3 million and net income by 115% to $2.9 million. The increase in net income occurred despite providing for the payment of $0.5 million in income tax at a rate of 14% in comparison with a benefit of $1.1 million last fiscal year.

     Three major factors contributed to this improvement:

•	In North America and Europe, we saw strong revenue increases of 80% and 75% respectively.

•	We saw an improvement of three percentage points in overall gross profit margin due to two factors: our product mix was weighted more heavily to higher margin product; and our services revenues increased at a higher rate than the cost of those revenues.

•	We limited the increase in our operating expenses to 6%, well below the 35% increase in revenues. Increased variable compensation related to above-target performance together with the increased cost of overseas employees resulting from higher exchange rates outweighed the effects of a 15% staff reduction undertaken in the fourth quarter of fiscal 2003.

     As usual, our results in the third fiscal quarter were not as strong as in the second fiscal quarter, as seasonally low demand in Japan in our third quarter followed high budget surplus purchasing by our Japanese customers in our second quarter ahead of their March 31 fiscal year end.

     During the third fiscal quarter, our cash and short-term investments increased by $8.3 million, of which $7.9 million was provided by operating activities.

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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Products	78.7%	78.7%	78.9%	79.5%
Services	21.3	21.3	21.1	20.5

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	8.3	10.5	8.8	12.2
Services	5.5	6.3	5.7	6.1
Amortization of purchased technology	1.2	1.6	1.2	1.5

Total cost of revenues	15.0	18.4	15.7	19.8

Gross profit	85.0	81.6	84.3	80.2

Operating expenses:
Research and development	20.8	31.6	20.4	29.7
Sales and marketing	29.6	33.7	30.2	31.1
General and administrative	11.7	14.0	12.0	14.4

Total operating expenses	62.1	79.3	62.6	75.2

Income from operations	22.9	2.3	21.7	5.0
Interest income, net	0.8	0.9	0.8	1.0
Other income (expense)	(0.0)	(0.7)	0.3	1.8

Income before income taxes	23.7	2.5	22.8	7.8

Provision for (benefit from) income taxes	3.3	(10.3)	3.2	(1.2)

Net income	20.4%	12.8%	19.6%	9.0%

Gross margin on product sales	89.4%	86.7%	88.8%	84.6%

Gross margin on services	74.2%	70.3%	73.1%	70.4%

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

     Revenues

     Our revenues increased by approximately 35% from $10.6 million for the three months ended June 30, 2003 to $14.3 million for the three months ended June 30, 2004. Over the same period, product revenues increased by approximately 35% from $8.3 million to $11.3 million. The $3.0 million increase in product revenues was attributable to two factors: increased sales of our DCT and MGTS test systems in North America and Europe accounted for $2.9 million; and more favorable exchange rates on those overseas product revenues denominated in foreign currencies, particularly an 8% increase in the average value of the Japanese yen, in which all our revenues in Japan are denominated, accounted for $0.1 million. Services revenues increased approximately 36% from $2.3 million to $3.1 million. The $0.8 million increase in services revenues was attributable to two factors: the increase in maintenance service contracts related to the installed base of DCT and MGTS test systems accounted for $0.7 million and more favorable exchange rates on those revenues denominated in foreign currencies, particularly the Japanese yen, accounted for $0.1 million.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased approximately 10% from $2.0 million for the three months ended June 30, 2003 to $2.2 million for the three months ended June 30, 2004 and gross profit margin on product revenues increased from 87% to 89% due principally to a product mix that was weighted more heavily to higher margin products.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 18% from $669,000 for the three months ended June 30, 2003 to $787,000 for the three months ended June 30, 2004, reflecting an increase of one employee together with an increase in variable compensation related to above-target performance. Gross profit margin on services revenues increased from 70% to 74% as services revenues increased at a higher rate than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $171,000 in the three months ended June 30, 2004 compared with the same period the previous year.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all internal software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 11% from $3.3 million for the three months ended June 30, 2003 to $3.0 million for the three months ended June 30, 2004 due primarily to four factors: a decrease of approximately $1.0 million due to a reduction of 29%, or 30 employees, in the number of research and development personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; increases in salary and variable compensation totaling $0.4 million; increases in new product development and testing costs of $0.2 million and an exchange rate driven increase of $0.1 million due to average increases of 11% in the Australian dollar and 12% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses decreased from 32% to 21% over the same period. We expect quarterly research and development expenses to remain relatively constant for the remainder of the current fiscal year.*

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 19% from $3.6 million for the three months ended June 30, 2003 to $4.2 million for the three months ended June 30, 2004 due primarily to three factors: a $0.8 million increase in variable compensation related to above-target performance; a decrease of approximately $0.6 million due to a reduction of 12%, or 12 employees, in the number of sales and marketing personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; and an exchange rate driven increase of $0.2 million due to average increases of 8% in the Japanese yen, 12% in the British pound and 6% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses decreased from 34% to 30% over the same period. We expect quarterly sales and marketing expenses to remain relatively constant for the remainder of the current fiscal year.*

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 13% from $1.5 million for the three months ended June 30, 2003 to $1.7 million for the three months ended June 30, 2004, reflecting primarily an increase of $0.15 million in variable compensation related to above-target performance. As a percentage of total revenues, general and administrative expenses decreased from 14% to 12% over the same period. We expect quarterly general and administrative expenses to remain relatively constant for the remainder of the current fiscal year.*

     Provision for (benefit from) income taxes

     Provision for income taxes consists of federal, state and international income taxes. We recorded a tax provision of $476,000, or 14% of pre-tax income, for the three months ended June 30, 2004, compared with a tax benefit of $1.1 million for the three months ended June 30, 2003. The tax rate in the current period reflects the projected annual mix of taxable income between domestic and international operations, while the benefit recorded in the prior period was due to a change in the mix of income between domestic and international operations and to adjustments to our transfer pricing. Our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations.*

Comparison of the Nine-Month Periods Ended June 30, 2004 and 2003

     Revenues

     Our revenues increased by approximately 22% from $35.0 million for the nine months ended June 30, 2003 to $42.6 million for the nine months ended June 30, 2004. Over the same period, product revenues increased by approximately 21% from $27.8 million to $33.6 million. The $5.8 million increase in product revenues was attributable to two factors: increased sales of our DCT and MGTS test systems in North America and Europe accounted for $4.4 million; and more favorable exchange rates on those overseas product revenues denominated in foreign currencies, particularly an 11% increase in the average value of the Japanese yen, in which all our revenues in Japan are denominated, accounted for $1.4 million. Services revenues increased approximately 25% from $7.2 million to $9.0 million. The $1.8 million increase in services revenues was attributable to two factors: the increase in maintenance service contracts related to the installed base of DCT and MGTS test systems accounted for $1.6 million and more favorable exchange rates on those revenues denominated in foreign currencies, particularly the Japanese yen, accounted for $0.2 million.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased approximately 12% from $4.3 million for the nine months ended June 30, 2003 to $3.8 million for the nine months ended June 30, 2004 and gross profit margin on product revenues increased from 85% to 89% due principally to four factors: a net reduction in manufacturing expenses of approximately $550,000 as the transitional manufacturing fees that we paid to Tekelec in connection with the acquisition of NDB in 2003 were replaced with lower internal costs; a product mix that was weighted more heavily to higher margin products; more favorable exchange rates on foreign currency revenues in relation to cost of goods incurred primarily in dollars; and the absolute increase in revenues in relation to that portion of cost of goods that is relatively insensitive to volume.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 14% from $2.1 million for the nine months ended June 30, 2003 to $2.4 million for the nine months ended June 30, 2004, due primarily to an increase of $0.2 million in variable compensation related to above-target performance. Gross profit margin on services revenues increased from 70% to 73% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $514,000 in the nine months ended June 30, 2004 compared with the same period the previous year.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, all internal software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 17% from $10.4 million for the nine months ended June 30, 2003 to $8.7 million for the nine months ended June 30, 2004, due to four factors: a decrease of approximately $2.9 million due to a reduction of 28%, or 29 employees, in the number of research and development personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; increases in salary and in variable compensation related to above-target performance totaling $0.7 million; increases in new product development and testing costs of $0.3 million; and an exchange rate driven increase of $0.3 million due to average increases of 22% in the Australian dollar and 12% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses decreased from 30% to 20% over the same period.

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 18% from $10.9 million for the nine months ended June 30, 2003 to $12.8 million for the nine months ended June 30, 2004 due to four factors: a $2.7 million increase in variable compensation related to above-target performance; a $0.3 million increase in salary levels; a decrease of approximately $1.9 million due to a reduction of 13%, or 14 employees, in the number of sales and marketing personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; and an exchange rate driven increase of $0.6 million due to average increases of 11% in the Japanese yen, 12% in the British pound and 14% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses decreased from 31% to 30% over the same period.

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 2% from $5.0 million for the nine months ended June 30, 2003 to $5.1 million for the nine months ended June 30, 2004, due primarily to a decrease of $0.4 million in transitional acquisition-related expenses that were complete by June 30, 2003 and an increase of $0.5 million in variable compensation related to above-target performance. As a percentage of total revenues, general and administrative expenses decreased from 14% to 12% over the same period.

     Other Income

     Other income represents primarily gains from fluctuations in exchange rates on transactions denominated in foreign currencies and income from miscellaneous refunds. Other income decreased by $509,000 from $670,000 for the nine months ended June 30, 2003 to $161,000 for the nine months ended June 30, 2004, reflecting the absence in the latter period of a Japanese consumption tax refund in the amount of $695,000 received in the same period in the previous year partially offset by stronger exchange gains in the latter period, primarily on the Japanese yen.

     Provision for (benefit from) income taxes

     Provision for income taxes consists of federal, state and international income taxes. We recorded a tax provision of $1.4 million, or 14% of pre-tax income, for the nine months ended June 30, 2004, compared with a tax benefit of $0.4 million for the nine months ended June 30, 2003. The tax rate in the current period reflects the projected annual mix of taxable income between domestic and international operations, while the benefit recorded in the prior period was due to a change in the mix of income between domestic and international operations and to adjustments to our transfer pricing.

Liquidity and Capital Resources

     Historically, we have financed our operations primarily through cash generated from operations and from the proceeds of our initial public offering completed in 1999. The proceeds to us from the offering, net of underwriter fees and other expenses, were approximately $19.2 million.

     In addition, we financed our purchase of NDB in part through the issuance of two convertible notes in the aggregate principal amount of $17.3 million maturing August 30, 2004. The convertible notes were issued by our Irish subsidiary and are guaranteed by us. The notes are convertible at the option of the holder into an aggregate of 1,081,250 shares of our common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date. Under a letter agreement we entered into with Tekelec on March 18, 2004, in certain circumstances Tekelec may extend the maturity date to September 30, 2004. If one of the notes, in the principal amount of $10.0 million, is not converted by the holder, we are entitled to pay the principal and accrued interest on that note in cash or, in whole or in part, by issuing our common stock at a value of 82.5% of the fair market value of the stock determined by a formula set forth in the note. Our cash and short-term investment balances as at June 30, 2004 exceeded the aggregate principal amount of the notes by $29.2 million.

     Our operating activities provided cash of $14.1 million in the nine month period ended June 30, 2004. Net income contributed $8.4 million, adjustments for non-cash items including depreciation, amortization and provision for doubtful accounts contributed $1.9 million, and net changes in current assets and liabilities contributed $3.8 million. Our non-cash depreciation and amortization charges were higher than historical levels as a result of assets acquired with NDB. The fixed assets acquired are being depreciated over a three year period ending August 31, 2005 and the technology and other intangible assets acquired are being amortized over seven or eight year periods ending August 2009 or 2010. As a result, we expect that non-cash charges will continue to be a positive adjustment in reconciling net income to net cash provided by operating activities over these periods.*

     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of the number of average day’s sales represented by accounts receivable day’s outstanding (“day’s sales outstanding”). As at June 30, 2004 we had 53 day’s sales outstanding, below the 76 day’s sales average over the seven fiscal quarters then ended. This improvement in day’s sales outstanding was due a majority of quarterly billings during the first half of the quarter ended June 30, 2004 compared with a majority of billings on average in the second halves of the preceding quarters. Collections of accounts receivable and related day’s sales outstanding will fluctuate in future periods due to variations in the timing and amount of our future revenues, the payment terms extended to our customers and the effectiveness of our collection efforts.

     Investing activities, consisting of net purchases of short-term investments and additions to property and equipment, used $4.0 million of cash in the nine months ended June 30, 2004.

     Cash provided by financing activities for the nine months ended June 30, 2004 of $2.3 million was attributable to the exercise of employee stock options and the purchase of shares under the employee stock purchase plan. Approximately half of the options exercised were due to expire within nine months of June 30, 2004.

     As of June 30, 2004, we had working capital of $28.8 million, cash and cash equivalents of $24.3 million and short-term investments of $22.2 million. As of June 30, 2004, we had the following contractual obligations, in millions:

	Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Principal and interest payable under convertible notes	$18.0	$18.0	$—	$—	$—
Operating leases	4.4	0.5	1.9	1.6	0.4

Total contractual cash obligations	$22.4	$18.5	$1.9	$1.6	$0.4

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

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2003, our top five customers represented approximately 50% of total revenues. In the nine months ended June 30, 2004, our top five customers represented approximately 56% of total revenues. The greater concentration during the nine-month period reflects seasonal concentration of revenues in Japan where we have fewer and larger customers, rather than a trend toward increased concentration. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

     During the last three fiscal years, a significant portion of our international sales has been to customers in Japan. If economic conditions in Japan deteriorate, our business, financial condition and results of operations could be materially adversely affected. In addition to our existing overseas operations, we have opened an office in China in 2004. An inability to obtain necessary regulatory approvals in foreign markets on a timely basis could also have an adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk and Derivative Financial Instruments

     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in interest rates and foreign currency exchange rates on foreign currency denominated sales made to foreign subsidiaries. We utilize foreign currency forward exchange contracts and options to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables. We attempt to match the forward contracts with specific underlying receivables in terms of currency, amount and maturity. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts offsets the related impact on the associated exposures, these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Realized gains and losses on forward exchange contracts offset foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivable balances which otherwise would be charged to other income (expense). To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our foreign exchange risk management activities, if any, will be successful.

     At June 30, 2004 we had no forward exchange contracts maturing in fiscal 2004.

     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in market rates or prices and believe that any such losses would not be material.*

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of June 30, 2004, short-term investments consisted of available-for-sale securities of $18.9 million. These fixed income marketable securities included corporate bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2004, the decline in the fair value of the portfolio would not be material to our financial position.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K.

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

1.	On April 15, 2004, we filed a Current Report on Form 8-K to furnish a press release dated April 15, 2004 announcing our results of operations for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: July 30, 2004	By: /s/ Christopher A. Stephenson

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