Form 10-K
period 2004-09-30
CATAPULT COMMUNICATIONS CORP
filed 2004-12-10
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 31, 2004 of $17.86 per share) was approximately $127,274,468. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of November 30, 2004, 14,616,050 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 25, 2005.

FORWARD-LOOKING STATEMENTS

      THIS REPORT ON FORM 10-K CONTAINS STATEMENTS THAT ARE NOT HISTORICAL FACTS BUT ARE FORWARD-LOOKING STATEMENTS RELATING TO SUCH MATTERS AS ANTICIPATED FINANCIAL PERFORMANCE, BUSINESS PROSPECTS, TECHNOLOGICAL DEVELOPMENTS, NEW PRODUCTS, THE INTEGRATION OF THE BUSINESS ACQUIRED DURING THE PREVIOUS FISCAL YEAR AND SIMILAR MATTERS. SUCH STATEMENTS ARE GENERALLY IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS AND PHRASES, SUCH AS “INTENDED,” “EXPECTS,” “ANTICIPATES” AND “IS (OR ARE) EXPECTED (OR ANTICIPATED).” THESE FORWARD-LOOKING STATEMENTS INCLUDE BUT ARE NOT LIMITED TO THOSE IDENTIFIED IN THIS REPORT WITH AN ASTERISK (*) SYMBOL. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS, AND OUR STOCKHOLDERS SHOULD CAREFULLY REVIEW THE CAUTIONARY STATEMENTS SET FORTH IN THIS REPORT ON FORM 10-K, INCLUDING THOSE SET FORTH UNDER THE CAPTION “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

      WE MAY FROM TIME TO TIME MAKE ADDITIONAL WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION AND IN OUR REPORTS TO STOCKHOLDERS. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENTS THAT MAY BE MADE FROM TIME TO TIME BY US OR ON OUR BEHALF.

PART I

Item 1.	Business

The Company

      Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our DCT, MGTS and Chameleon products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services by performing a variety of test functions, including:

•	design and feature verification;

•	conformance testing;

•	interoperability testing;

•	load and stress testing; and

•	monitoring and analysis.

      We market our products through our direct sales force with offices in the United States, the United Kingdom, Germany, France, Finland, Canada, Japan and China. In other markets, we use distributors. Our end customers include industry leaders such as Alcatel, Cingular Wireless, Evolium SAS, Fujitsu Limited, LM Ericsson, Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nippon Telephone and Telegraph, Nokia Corporation, Nortel Networks Limited, NTT DoCoMo, Inc., Siemens AG and Vodafone Group Plc.

      Catapult was incorporated in California in October 1985, reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Germany, France, Finland, Japan, China and

Australia. We completed our initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002.

      We are subject to the informational requirements of the Securities Exchange Act of 1934 (the Exchange Act) and hence file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

      Financial and other information can also be obtained at our web site, www.catapult.com, where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Recent Stock Offering

      In September 2004, we completed an underwritten stock offering that included 200,000 shares of Common Stock newly issued by us, 1,081,250 shares which Tekelec received upon conversion of $17.3 million in notes issued by our Irish subsidiary in connection with the acquisition of NDB, and an aggregate of 300,000 shares sold by Dr. Richard Karp, our Chairman and Chief Executive Officer, and by Nancy Karp, one of our directors. In October 2004, Dr. Karp and Ms. Karp sold an aggregate of 137,187 additional shares of our Common Stock pursuant to an over-allotment option they had granted to the underwriters. In November 2004, Dr. Karp and Ms. Karp sold a further 950,000 shares of Common Stock in an underwritten offering.

Our DCT, MGTS and Chameleon Products

      Our telecommunications test product line consists of three products: the DCT system, originally introduced in 1985 and since extensively enhanced; the MGTS system, acquired in connection with the acquisition of NDB; and the Chameleon protocol analyzer, announced in February 2004 and released for beta test in the fourth calendar quarter of 2004.

      The DCT and MGTS products perform a variety of test functions, including design and feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis. We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:

•	Third and Fourth Generation Cellular (3G and 4G), including UMTS and cdma2000;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).

      Our extensive technical know-how and proprietary software development tools enable us to implement test support for new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol test modules, large selection of proprietary hardware physical interfaces and versatile range of hardware platforms, the DCT and MGTS products are easily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the DCT and MGTS systems’ multi-protocol, multi-user capabilities allow multiple complex testing operations to be performed simultaneously, helping our customers to accelerate their product development cycles.

      DCT and MGTS systems consist of advanced proprietary software running on third-party Sun Microsystems SolarisTM UNIX-based workstations or Linux-based computers together with our proprietary hardware interfaces. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for DCT and MGTS systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000.

      The Chameleon protocol analyzer consists of advanced proprietary software running on a third-party Linux-based rack-mount or portable personal computer together with our proprietary hardware interfaces. A Chameleon protocol analyzer typically will range in price from approximately $30,000 to $45,000.

Applications

      The principal applications of the DCT and MGTS systems are feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis. The principal application of Chameleon is monitoring and analysis.

      Feature Verification. DCT and MGTS systems perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to establish that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and verify a voice or data path.

      Conformance Testing. DCT and MGTS systems verify that network devices conform to industry standards. Because industry standards for protocols are constantly changing, we regularly develop new protocol test modules and update existing protocol test modules so that customers can validate the implementation of new features and the functionality of existing features against those standards.

      Interoperability Testing. DCT and MGTS systems simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, our products assist engineers cost-effectively to develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.

      Load and Stress Testing. DCT and MGTS systems verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gradually, rather than fail completely, when stressed beyond its specifications. The scalable architectures of the DCT and MGTS systems combined with the recently introduced m5000 hardware platform described below significantly improve our ability to address our customers’ growing need to generate and maintain high traffic volumes for load testing.

      Monitoring and Analysis. DCT and MGTS systems are used in development laboratories to monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, our systems help ensure that the links have been brought into service and that the devices connected by the links are functioning properly. DCT and MGTS systems can also provide notice of network device failure, set “traps” and “triggers,” count error messages and filter packets by address or selected field criteria. Our systems can simultaneously monitor multiple links, each of which may be using different protocols. Chameleon is intended to be used to perform these functions on a more cost-effective basis in operating and field test environments as well as in development labs.

DCT and, MGTS and Chameleon Software

      Our test systems run under the Sun Microsystems SolarisTM UNIXTM or LinuxTM operating system and consist of proprietary test software, specialized programming languages and tools, graphical user interfaces and extensive libraries of proprietary test modules for a large number of protocols and variants. This enables the systems to be configured for many different applications. Test modules are developed in accordance with telecom industry standard specifications and may include protocol encoders and decoders, state machines, validation tests and conformance test suites.

      DCT and MGTS systems include a number of productivity tools. Using the DCT, customers may choose to program their tests by using our graphical user interface, CATTgen, or by writing their own code using our Digital Communication Programming Language, DCPL. DCPL is a fully featured, optimized communications language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. Using the MGTS system, customers may implement their tests using our Protocol Adaptable State Machine, PASM. PASM allows the user to construct custom tests in a graphical environment. The DCT and MGTS products also provide “Quick Start” applications to aid in training new users and provide a starting point for developing new test applications.

      Chameleon is an advanced protocol analyzer designed to assist in 3G wireless network development and deployment. Chameleon provides a rich set of monitoring and analysis tools that enable users to understand and resolve network protocol issues and to diagnose and troubleshoot complex interfaces. Chameleon provides both real-time and post-processing capabilities, including a trace feature that allows tracking individual calls at the protocol layer level. Chameleon provides decode analysis down to the bit level with a single mouse click, making it possible to understand protocol-related problems quickly and easily.

DCT, MGTS and Chameleon Hardware

      Our products employ modular hardware architectures that support a wide variety of proprietary physical interfaces connecting the systems to devices under test.

      Until September, 2004 both the DCT and MGTS products utilized Sun Microsystems workstations for control purposes but each product used different proprietary hardware physical interfaces. The DCT2000 extends the processing power of the workstation by means of a family of interface cards, each of which includes a PowerPC processor. The MGTS i3000 system is based on a distributed-processor architecture with one central controller and up to 256 distributed link processors. The MGTS i3000 uses a high-speed bus architecture based on the PCI2 and CompactPCI3 (“cPCI”) standards and supports a family of Line Interface Cards for industry standard physical interfaces.

      When we acquired the MGTS product line from Tekelec in August 2002, we began to design a new generation of hardware which would support both the DCT and MGTS products. In October 2003, we introduced the first of these common hardware platforms, the high-performance m5000, which addressed the telecom industry’s need for higher 3G/ ATM load test performance. The m5000’s serial-mesh backplane architecture supports up to 18 interface cards and provides the advantages of scalability, data traffic management and computing resource flexibility. The m5000 platform already supports our new m5000-OC3/12 computing interface card that employs two IBM PowerPC RISC processors to provide high capacity computing power. Using the m5000 platform, the DCT system can support up to 26 PowerPCI co-processor cards, up to 72 m5000-OC3/12 Computing Interface cards or a combination of PowerPCI and m5000-OC3/12 cards, which are installed in the workstation and up to four expansion chassis. The m5000 also requires a Sun workstation.

      In September 2004, we announced a full range of five hardware common platforms that will allow the DCT and MGTS systems to target an even broader range of telecom test environments and applications. These new platforms meet an increasing demand for transportable, desktop and rack-mount form factors that provide greater price and performance scalability. The new range of platforms support both Catapult PowerPCI® and cPCI type network interface cards: the transportable and desktop platforms support up to four PowerPCI network interface cards; while small and medium rack-mount platforms support up to two and up to nine PowerPCI cards, respectively; and the high capacity rack-mount platform supports up to 18 more powerful Catapult cPCI type cards. All of the new platforms are Linux-based and do not require a Sun workstation. Our Chameleon protocol analyzer is available on either a rack-mount or transportable platform.

Customers

      Catapult’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.

      Revenues from our top five customers represented approximately 64%, 50% and 55% of total revenues in fiscal 2002, 2003 and 2004, respectively. In fiscal 2004, sales to Nortel, NTT DoCoMo, Ericsson and NEC accounted for approximately 13%, 12%, 12% and 11% of total revenues, respectively. In fiscal 2003, sales to NTT DoCoMo, Nortel and NEC accounted for approximately 13%, 12%, and 10% of total revenues, respectively. In fiscal 2002, sales to Nortel, NEC and NTT DoCoMo accounted for approximately 24%, 14%, and 12% of total revenues, respectively. Separate engineering groups of the same customer at different locations generally make independent decisions to purchase our products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

      We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. The loss of a major customer or the reduction, delay or cancellation of orders from one or more of our significant customers could materially adversely affect our business, financial condition and results of operations.

Sales and Marketing

      We market our products and services through our direct sales force, most of whom have technical degrees. As of September 30, 2004, our direct sales force consisted of 26 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. Our sales and marketing staff is located in North America, Europe, Japan and China. In addition, we sell our products through distributors in Europe, the Middle East, Africa, Australia and South America.

      Our sales strategy is to focus on the functional groups related to the customer’s product development cycle, including research and development, network integration and final test. Sales to a new customer have often led to additional sales at other facilities of that customer, because often a customer performs development at multiple sites. We intend to continue to leverage our existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, because users of similar test systems can benefit from sharing test scripts and results, an initial sale can facilitate a subsequent sale to other equipment manufacturers and network operators.

      We have implemented a number of marketing initiatives to support the sales of our products and services. These efforts are intended to inform customers of the capabilities and benefits of our advanced software-based test systems. Marketing programs include direct mail, on-site customer seminars, limited participation in industry trade shows, technology conferences and forums, and dissemination of information concerning products through our website.

      Customers generally purchase on an as-needed basis, and none of our customers has entered into agreements that require minimum purchases. Our products generally are shipped within 15 to 30 days after orders are received. As a result, we generally do not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked and shipped in that quarter.

      A customer’s decision to purchase our products typically involves a significant technical evaluation and may also involve internal procedural delays associated with large capital expenditure approvals. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. Historically, the period between initial customer contact and purchase of our products has typically ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the upper end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers’ orders, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could be materially adversely affected.

International Sales

      International sales outside the United States constituted approximately 85%, 65% and 76% of our total revenues in fiscal 2002, 2003 and 2004, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. We sell our products worldwide through our direct sales force and distribution channels. We have sales staff outside the United States located in offices in Japan, the United Kingdom, Germany, France, Finland, Canada and China, and we plan to open new offices internationally from time to time.

      Information with respect to our revenues and identifiable long-lived assets by principal geographic area of operations is set forth in Note 15 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Product Support

      Due to the complexity of our customers’ testing needs, we offer our customers support and training using our highly skilled technical personnel. As of September 30, 2004, we had 60 applications engineers worldwide who provide full-time technical assistance and development support to our customers. We provide ongoing training, generally at the customer’s site, and technical assistance from all of our offices. Support is generally offered during normal business hours applicable to each office. We also offer product warranties for various lengths of time, depending on the product and the country of purchase or operation.

      We provide periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with our earlier software releases, enabling our products to continue to be used as customer needs and applications evolve. As part of our ongoing software support, we may occasionally develop protocol variants at the request of our customers.

Product Development

      Our development efforts are directed at improving the capability, performance and ease of use of the DCT, MGTS and Chameleon products. We intend to continue to devote a large portion of our engineering resources to the enhancement of our suite of software protocol test and analysis modules in order to meet current and projected customer requirements. We also intend to continue to develop and enhance our proprietary internal tools and techniques for supporting new protocols in the DCT, MGTS and Chameleon systems.

      We are continually seeking to make the DCT, MGTS and Chameleon products easier to use in order to expand our market to include a broader range of users. In order to run test scenarios, particularly on advanced telecommunications systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, we plan to continue the expansion and refinement of our GUI and other script development tools. In addition, we will continue to support test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American), where appropriate.

      Most of our hardware development program is directed towards designing protocol co-processors and associated physical interfaces. We have initiated these projects to increase the performance and capabilities of the DCT, MGTS and Chameleon products and expand the range of devices to which these products can be directly connected for testing purposes.

      Our research and product development expenses were approximately $7.5 million, $13.5 million and $11.7 million in fiscal 2002, 2003 and 2004, respectively. In addition, in fiscal 2002 we recorded a $1.4 million in-process research and development expense in connection with the purchase of NDB. Our policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2004, 73 of our engineers were engaged in or provided support to research and development.

Manufacturing

      Our manufacturing operations consist of the procurement and inspection of components, final assembly, quality control tests and packaging. Workstations and PCs that host our products are either purchased by customers directly or purchased by us on behalf of our customers. Printed circuit boards, chassis and most of the other major components used in our products are sub-assembled to our specifications by independent contractors. The sub-assembled components are then delivered to our facilities for final assembly, quality control and testing against product specifications and product configuration, including installation of our software and proprietary hardware. We believe that our use of independent contractors for sub-assembly combined with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality.

      We have a computerized manufacturing inventory control system that is integrated with our financial accounting system. This manufacturing control system monitors purchasing, inventory control and production.

Competition

      The market for telecommunications test and analysis products is characterized by intense competition. We believe that the principal competitive factors affecting our market include availability of a broad range of protocols and protocol variants, system performance, length of operating history and industry experience, product reliability, ease of use, quality of service and support, status as an independent vendor and price/performance. In addition, we believe that potential customers consider other factors, such as the number of protocols required and whether the test system vendor sells competing telecommunications products. We believe that we compete favorably with respect to these factors.

      We believe our principal competitors are Artiza Networks, Acterna Corporation, Agilent Technologies, Inc., ipNetfusion, Spirent plc, NetHawk Oyj, Radcom Ltd. and Tektronix, Inc. Many of our existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than we have. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we may be able to. We believe that the market for high-end testing systems is fragmented geographically. For example, Tektronix is our primary competitor in North America, while our primary competitors in Europe are Tektronix, Acterna, Spirent and NetHawk. Our primary competitor in Japan is Artiza. We also face competition from several relatively small private companies.

      We also compete with the internal test system groups of our customers and potential customers. Many of our existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems offered by us.

      We expect competition to increase in the future from existing competitors and from other companies that may enter this market with solutions that may be less costly or provide higher performance or offer more features than our solutions. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to develop new test solutions for internal use or for sale to third parties in our markets. Accordingly, it is possible that new competitors may emerge and acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

      We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. We generally enter into nondisclosure and invention assignment agreements with our employees and consultants, and into nondisclosure agreements with our customers and suppliers. To date, we have generally not sought patent protection for our proprietary technology. We believe that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of our employees, the nature and frequency of product enhancement and the quality of our support services. However, there can be no assurance that patent protection will not become a more significant factor in our industry in the future. Likewise, there can be no assurance that the measures we undertake will be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks or copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of our trademarks and copyrights would not have a material adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

      In connection with our acquisition of Tekelec’s Network Diagnostics Business, Catapult and Tekelec entered into license agreements with respect to certain technology and intellectual property that were used by Tekelec in NDB’s business but were not transferred outright to us. Under these agreements, Tekelec granted to us and our Irish subsidiary perpetual, royalty-free, worldwide (except as to the United States for the subsidiary) licenses to exploit the subject technology and intellectual property. These licenses are exclusive to us and our subsidiary for eight years from the date of the acquisition for products used in protocol analysis or simulating, diagnosing, analyzing or testing communications networks, or which are otherwise similar to the MGTS products, excluding products similar to Tekelec’s Sentinel product (the “Catapult Field”). However, during the first five years, we and our subsidiary may not use the licensed technology and intellectual property for products for signaling or network infrastructure, packet telephony networks, network maintenance, surveillance and revenue assurance, and planning, management and call routing and control tools for contact center environments, including products similar to Tekelec’s Sentinel product (the “Tekelec Field”). We also granted back to Tekelec a perpetual royalty-free, worldwide license to the technology and intellectual property that was transferred outright by Tekelec to us. This license is exclusive to Tekelec for five years within the Tekelec Field, and Tekelec may not use the licensed technology and intellectual property within the Catapult Field for eight years.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. There can be no assurance that the steps taken by us to protect our proprietary technology will be adequate to prevent misappropriation of such technology or that they will preclude competitors from independently developing products with functionality or features similar to our products. The failure by us to protect our proprietary technology would have a material adverse effect on our business, financial condition and results of operations.

      While, to date, we have not been subject to claims of infringement or misappropriation of intellectual property of third parties, there can be no assurance that third parties will not assert infringement claims against us, that any such assertion of infringement will not result in litigation or that we would prevail in such litigation. Furthermore, any such claims, with or without merit, could result in substantial cost to us and diversion of our personnel, require us to develop new technology or require us to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us or at all. Because we do not rely on patents to protect our technology, we will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. In the event of a successful claim of infringement or misappropriation against us and our failure or inability to develop non-infringing technology or to license the infringed, misappropriated or similar technology at a reasonable cost, our business, financial condition and results of operations would be materially adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer could have a material adverse effect on our business, financial condition and results of operations.

Employees

      As of September 30, 2004, we employed 219 full-time employees, including 73 in research and development, 23 in application engineering customer support, 79 in sales, 12 in marketing, 19 in administration and 13 in manufacturing. Of these employees, 151 were employed in North America, where our head office and NDB office are both located, 33 in the United Kingdom and Europe, 18 in Japan, 14 in Australia and 3 in China. We are not subject to any collective bargaining agreement and have not experienced any work stoppages. We believe that our relations with our employees are good.

Our Executive Officers

      The following table sets forth certain information, as of September 30, 2004, with respect to our executive officers:

Name	Age	Positions

Richard A. Karp	60	Chief Executive Officer and Chairman of the Board
David Mayfield	55	President and Chief Operating Officer
Glenn Stewart	54	Vice President of Engineering and Chief Technology Officer
Chris Stephenson	53	Vice President, Chief Financial Officer and Secretary
Sean Kelly	53	Vice President of Sales
Adam Fowler	42	Vice President of Advanced Development
Guy R. Simpson	46	Vice President of Customer Support
Barbara J. Fairhurst	56	Vice President of Operations
Terry Eastham	57	Vice President of Marketing
Kathy T. Omaye-Sosnow	48	Vice President of Human Resources

      Dr. Richard A. Karp founded Catapult in 1985 and has served as our Chief Executive Officer and Chairman of the Board since inception. In May 2000, Dr. Karp relinquished his title as President to David Mayfield, our Chief Operating Officer. Dr. Karp holds a Ph.D. in computer science from Stanford University, an M.S. in mathematics from the University of Wisconsin and a B.S. in science from the California Institute of Technology.

      Mr. David Mayfield joined Catapult in May 2000 as our President and Chief Operating Officer. Prior to joining Catapult, Mr. Mayfield served as interim General Manager at Scitex Digital Video, a manufacturer of non-linear digital video editing systems. Prior to 1998, Mr. Mayfield was Executive Vice President and General Manager of the Philips DVS organization in Salt Lake City, UT, a manufacturer of digital video systems. Mr. Mayfield holds a B.S. in Electrical Engineering from California Polytechnic State University and has completed selected courses towards MSEE at the University of Santa Clara.

      Mr. Glenn Stewart joined Catapult in 1992 as Vice President of Engineering and was promoted to the position of Chief Technology Officer in January 2003. Prior to joining Catapult, he was Director of Engineering at Tektronix/ LP Com, a manufacturer of telecommunications test products. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds an M.Sc. and a B.Sc. in Computer Science from the University of Toronto.

      Mr. Chris Stephenson joined Catapult in July 2000 in a full-time consulting capacity and assumed the role of Chief Financial Officer in February 2001 upon approval of the required work visa. From 1985 to April 2000, he was Chief Financial Officer of Telco Research Corporation Limited and its predecessor, TSB

International Inc., both telecommunications management companies. He holds a B.A. and an M.A. from the University of Toronto.

      Mr. Sean Kelly joined Catapult in July 2003 as Vice President of Sales. From 1980 to 2002, Mr. Kelly held progressively more senior product management, marketing and sales management positions with Hewlett-Packard Company, most recently that of General Manager — Worldwide Business Customer Sales — Industry Standard Servers, PCs, Printers. Mr. Kelly holds a B.S. in Mathematics from the U.S. Naval Academy.

      Mr. Adam Fowler joined Catapult in August 2002 in connection with our acquisition of the Network Diagnostics Business from Tekelec and was promoted to the position of Vice President of Advanced Development in January 2003. From 1998 to 2002, Mr. Fowler held progressively more senior development management positions with Tekelec, most recently that of Assistant Vice President of Engineering with responsibility for the MGTS product line. Prior to 1998, he was employed by Nortel, Inc. for 14 years, where his last position was Senior Manager, Product Development and Verification. Mr. Fowler holds a B.S.E in Electrical Engineering from Duke University.

      Mr. Guy R. Simpson joined Catapult in 1989 and has held a number of technical and management positions with us since that time. Mr. Simpson has served as Deputy Chairman of Catapult Communications Ltd. (“CCL”), our UK subsidiary, since October 1996 and was appointed Vice President of Applications Development of Catapult in May 1998. Prior to joining Catapult, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

      Ms. Barbara J. Fairhurst joined Catapult in June 1995 as Director of Operations. From 1994 to 1995, Ms. Fairhurst was Principal at BJF Consulting, a consulting firm, where she developed business plans and implemented operating systems. From 1990 to 1993, Ms. Fairhurst was Corporate Vice President at Intersource Technologies, Inc., a developer of lighting technology, where she was responsible for operations and manufacturing. Prior to that time, Ms. Fairhurst spent 10 years as President and Chief Operating Officer of Sequential Circuits, a manufacturer of electronic music equipment. Ms. Fairhurst holds a M.B.A. from the Santa Clara University and a B.A. from San Jose State University.

      Mr. Terry Eastham joined Catapult in 1999 as our first Vice President of Marketing. Prior to joining Catapult, he served as Chief Operating Officer for Sherwood Networks, a manufacturer of network computers and display terminals. Previously, he spent six years at Wyse Technology, a manufacturer of display terminals, as Vice President of Product Marketing and 17 years at Hewlett-Packard Company where he held a variety of marketing and sales development positions. Mr. Eastham holds both a M.B.A. degree and a M.S. in Physics degree from Washington University and a B.S. degree in Physics from Oklahoma State University.

      Ms. Kathy T. Omaye-Sosnow joined Catapult in 1997 as our Manager of Human Resources. She was promoted to the position of Director of Human Resources in June 1999 and to Vice President of Human Resources in November 2000. Prior to joining Catapult, she held a variety of human resources positions, most recently as Manager of Corporate Employment at McKesson HBOC Corporation, a pharmaceutical distributor and health management corporation. Ms. Omaye-Sosnow holds a B.S. degree in Human Resources from California State University, Sacramento.

GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode (ATM)	A cell-based network technology protocol that supports simultaneous transmission of data, voice and video typically at T-1 or higher speeds.

cdma2000	A third generation digital high speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to CDMA.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

General Packet Radio Service (GPRS)	A packet-based digital intermediate speed wireless technology based on GSM.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

Graphical User Interface (GUI)	A graphics-based computer interface that usually incorporates icons, pull-down menus and a mouse.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

Variant	A specific implementation of a protocol, typically unique to a country or region.

Universal Mobile Telecommunications System (UMTS)	A third generation digital high speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to GSM and GPRS.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the Internet.

Item 2.	Properties

      Our executive offices, product development and primary support and production operations are located in Mountain View, California, where we occupy approximately 39,100 square feet pursuant to leases that expire in 2010. The annual rent for the property is approximately $420,000. In addition we lease approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2008. The annual rent for the property is approximately $270,000. We believe that these facilities will be adequate for our planned purposes.*

      In addition, we lease a total of approximately 30,000 square feet of professional services office space in the following 11 locations: Schaumburg, Illinois; Dallas, Texas; Ottawa, Canada; Chippenham, England; Gilching, Germany; Antony Cedex, France; Helsinki, Finland; Tokyo, Japan; Yokosuka Research Park, Japan; Melbourne, Australia and Shanghai, China.

Item 3.	Legal Proceedings

      A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired NDB in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of €12,461,000, plus costs. A trial date on the matter was scheduled for January 16, 2004 but Tucana did not appear. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      Our common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2003		2004

	High	Low	High	Low

First fiscal quarter	$13.07	$8.01	$16.79	$10.70
Second fiscal quarter	$12.85	$6.08	$25.26	$14.47
Third fiscal quarter	$13.51	$5.74	$23.36	$16.00
Fourth fiscal quarter	$14.96	$10.12	$24.99	$17.00

      We had seven stockholders of record as of November 30, 2004. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

      The following selected financial data is qualified by reference to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Year Ended September 30,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Revenues:
Products	$22,045	$34,689	$33,988	$35,344	$45,703
Services	5,001	5,197	6,051	9,880	12,315

Total revenues	27,046	39,886	40,039	45,224	58,018

	Fiscal Year Ended September 30,

	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Cost of revenues:
Products	2,209	3,794	2,700	5,652	5,192
Services	971	591	1,172	2,825	3,570
Amortization of purchased technology	—	—	57	686	686

Total cost of revenues	3,180	4,385	3,929	9,163	9,448

Gross profit	23,866	35,501	36,110	36,061	48,570

Operating expenses:
Research and development	3,037	4,938	7,520	13,519	11,740
Sales and marketing	9,427	10,673	10,714	14,506	17,075
General and administrative	3,703	5,369	4,899	6,679	6,885
Restructuring costs	—	—	—	730	—
Purchased in-process research and development	—	—	1,400	—	—

Total operating expenses	16,167	20,980	24,533	35,434	35,700

Operating income	7,699	14,521	11,577	627	12,870
Interest income	2,674	2,919	1,456	786	801
Interest expense	—	—	(29)	(350)	(321)
Other income (expense), net	169	(585)	(219)	1,216	148

Income from continuing operations before income taxes	10,542	16,855	12,785	2,279	13,498
Provision for (benefit from) income taxes	3,976	5,810	3,580	(2,086)	(413)

Income from continuing operations	6,566	11,045	9,205	4,365	13,911
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	—	(56)[1]	—	—

Net income	$6,566	$11,045	$9,149	$4,365	$13,911

Net income per share — basic
Income from continuing operations	$0.51	$0.85	$0.71	$0.34	$1.06
Loss from discontinued operations	—	—	(0.00)	—	—

Net income per share — basic	$0.51	$0.85	$0.70	$0.34	$1.06

Net income per share — diluted
Income from continuing operations	$0.50	$0.83	$0.69	$0.33	$0.95
Loss from discontinued operations	—	—	(0.00)	—	—

Net income per share — diluted	$0.50	$0.83	$0.69	$0.33	$0.95

Shares used in per share calculation:
Basic	12,801	12,933	13,039	12,948	13,100

Diluted	13,123	13,276	13,313	13,113	14,556

Note:

(1)	See Note 5 in the accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets Data:

	September 30,

	2000	2001	2002	2003	2004

	(In thousands)
Cash, cash equivalents and short-term investments	$48,637	$61,476	$35,365	$30,671	$52,670
Working capital	49,164	61,517	28,852	16,629	55,347
Total assets	59,343	72,833	117,850	107,089	128,271
Convertible notes payable	—	—	18,081	17,674	—
Total stockholders’ equity	50,887	63,490	72,965	76,621	115,765

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of income to total revenues.

	Percentage of Total Revenues
	Year Ended September 30,

	2002	2003	2004

Revenues:
Products	84.9%	78.2%	78.8%
Services	15.1	21.8	21.2

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	6.8	12.5	8.9
Services	2.9	6.2	6.2
Amortization of purchased technology	0.1	1.5	1.2

Total cost of revenues	9.8	20.2	16.3

Gross profit	90.2	79.8	83.7

Operating expenses:
Research and development	18.8	29.9	20.2
Sales and marketing	26.8	32.1	29.4
General and administrative	12.2	14.8	11.9
Restructuring costs	—	1.6	—
Purchased in process research and development	3.5	—	—

Total operating expenses	61.3	78.4	61.5

Operating income	28.9	1.4	22.2
Interest income	3.6	1.7	1.4
Interest expense	(0.1)	(0.7)	(0.6)
Other income (expense)	(0.5)	2.6	0.3

Income from continuing operations before income taxes	31.9	5.0	23.3
Provision for (benefit from) income taxes	8.9	(4.7)	(0.7)

Income from continuing operations	23.0	9.7	24.0
Loss from discontinued operations	(0.1)	—	—

Net income	22.9%	9.7%	24.0%

Gross profit margin on products	92.1%	84.0%	88.6%

Gross profit margin on services	80.6%	71.4%	71.0%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our revenues are derived from product sales, which include both licenses of the DCT and MGTS system software and sales of DCT and MGTS hardware, and from services, which include customer support under hardware and software support contracts as well as installation and training. Prices for the DCT and MGTS systems vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Customers have the option to purchase a third-party workstation or PC from us or provide a workstation or PC to us for configuration. Product sales are recognized upon shipment or, if installation services are purchased, when installation is complete, provided collection is probable.

      We offer product warranties for various lengths of time, depending on the product and the country of purchase or operation. Customers may elect to purchase a software support contract which includes both ongoing technical support and any new software releases on a when-and-if available basis during the term of the contract. These software releases may include updates for protocols already licensed by the customer. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers often purchase onsite training, which is charged on a fixed-price basis and recognized when complete.

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

      Over the course of our last fiscal year ended September 30, 2004, there has been increasing evidence, also well-publicized, that the overall decline in the telecommunications industry has ended, and that at least the beginnings of a recovery are in evidence. This improvement in market conditions has resulted in increased purchasing of our products and services by our customers overseas, where third generation wireless deployment has begun. In North America, where third generation wireless deployment has yet to begin except in a few markets, our revenues were unchanged from the previous year.

Summary of Our Financial Performance in Fiscal 2004

      Our financial performance in the year ended September 30, 2004 improved significantly over our performance in the previous year: our revenues increased by 28% to $58.0 million and our net income increased by 219% to $13.9 million.

      Three major factors contributed to this improved financial performance:

•	In Europe and Japan, we saw strong revenue increases of 90% and 26%, respectively due to the improvement in overseas market conditions discussed above and to a 10% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated.

•	We saw an improvement of four percentage points in overall gross profit margin due principally to two factors: our product mix was weighted more heavily to higher margin product; and, despite a 29% increase in our product revenues, our manufacturing overhead costs decreased by 28% or $0.7 million in the absence of the transitional acquisition-related manufacturing costs we incurred in fiscal 2003.

•	We limited the increase in our operating expenses to 1%, well below the 28% increase in total revenues. Increased variable compensation related to above-target performance together with the increased cost of overseas employees resulting from higher exchange rates were largely offset by the effects of a 15%

staff reduction undertaken in the fourth quarter of fiscal 2003 and a further 1% staff reduction in fiscal 2004.

      During fiscal 2004, our cash, cash equivalents and short-term investments increased by $22.0 million, of which $15.2 million was provided by operating activities, $4.8 million was provided from the sale of stock under our stock option and employee share purchase plans and $3.0 million was provided from the sale of 200,000 shares in an underwritten public offering. The offering also included 1,081,250 shares which Tekelec received upon conversion of $17.3 million in notes, and 1,387,187 shares sold by two of our directors (of which 137,187 shares represented an over-allotment exercised by the underwriters shortly after year end, and 950,000 shares were sold in a subsequent closing). As a result of the note conversion, we ended the fiscal year debt-free. Capital expenditures in fiscal 2004 amounted to $1.1 million, well below our $1.8 million in depreciation.

Critical Accounting Policies and Estimates

      We have identified the accounting policies below and the methods, estimates and judgments that we use in applying these policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed below and throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected future financial results. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For a discussion on the application of these other accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements.

Revenue Recognition

      Sales of our product arrangements normally include hardware and software. Certain of our sales may also include installation. We also offer training and maintenance services separately from our product arrangements. We recognize revenue on system sales upon shipment or, if installation services are purchased, when installation is complete, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. In connection with each transaction involving these arrangements, we examine the customer agreement and/or purchase order to determine that persuasive evidence of an arrangement exists, we judge that the fee is fixed or determinable by verifying that it corresponds to the fee charged for comparable arrangements and that the payment terms do not extend significantly beyond our customary range, and we judge that collection is probable based on customer credit information and payment history. Training and maintenance revenues are based on our established history of charging separate fees for training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract during which the services are provided.

      The amount and timing of revenue recognized in any period may differ materially if we make different judgments in any of these areas involving revenue recognition.

Foreign Exchange Risk and Derivative Financial Instruments

      Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Gains or losses on forward contracts and options as well as the cost of the options are included in other income

(expense), net. To the extent that our judgment in mitigating the risk of movements in foreign exchange rates is imperfect, we may incur foreign exchange losses that could affect our results of operations.

Use of Estimates; Allowance for Doubtful Accounts

      The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Our use of estimates and assumptions includes, but is not limited to, our allowance for doubtful accounts. We specifically analyze accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms when judging the adequacy of our allowance for doubtful accounts. The amount and timing of revenue recognized in any period may differ materially if we make different judgments. Our accounts receivable balance as of September 30, 2004 was $10.1 million, net of an allowance for doubtful accounts of $0.3 million.

Income Taxes

      As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.

      These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Based on our estimates concerning future results of operation, we have not recorded a valuation allowance for net operating losses or for foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Net operating losses totaled $1.5 million and $13,000 at September 30, 2004 and 2003, respectively. Foreign tax credits amounted to $0.7 million and $0.6 million at September 30, 2004 and 2003, respectively.

      In addition, the estimation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in all the jurisdictions in which we do business. We recognize liabilities for anticipated tax audit issues based on our estimate of the possibility that additional taxes will be due. If we ultimately determine that payment of additional amounts is unnecessary, we reverse the associated liabilities and recognize a tax benefit in the period in which this determination is made. If we determine that our recorded tax liability is less than we expect the ultimate assessment to be, we record an additional charge in our provision for taxes in the period in which this determination is made.

Goodwill and Long Lived Assets

      Effective October 1, 2002, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, the discontinuance of goodwill amortization and an annual impairment test. We performed our most recent annual impairment test on September 30, 2004 and determined that we have a single reporting unit. We did not record a loss on impairment of goodwill during the fiscal years ended September 30, 2004, 2003 and 2002. We will continue to perform this test annually using the methodology described in Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this report. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. Goodwill was $49.4 million at September 30, 2004 and 2003.

      SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. During the years ended September 30, 2004 and 2003, we did not record any impairment charges on long-lived assets or certain intangible assets. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $5.1 million and $6.1 million at September 30, 2004 and 2003, respectively.

Fiscal Years Ended September 30, 2003 and 2004

Revenues

      Total revenues increased by 28% from $45.2 million in fiscal 2003 to $58.0 million in fiscal 2004. Product revenues increased by approximately 29% from $35.3 million in fiscal 2003 to $45.7 million in fiscal 2004, due to overseas market recovery that resulted in increased shipments of our test products and to a 10% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased by approximately 25% from $9.9 million in fiscal 2003 to $12.3 million in fiscal 2004 due to the increase in the number of systems under maintenance.

      By geographic region, North American revenues in fiscal 2004 remained unchanged from fiscal 2003 at $17.4 million, European revenues increased by approximately 90% from $9.7 million in fiscal 2003 to $18.4 million in fiscal 2004, Japanese revenues increased by approximately 26% from $15.6 million in fiscal 2003 to $19.6 million in fiscal 2004 and Rest of World revenues increased by approximately 6% from $2.5 million in fiscal 2003 to $2.7 million in fiscal 2004.

Cost of Revenues

      Cost of product revenues decreased by approximately 8% from $5.7 million in fiscal 2003 to $5.2 million in fiscal 2004. Gross margin on product revenues increased from 84.0% in fiscal 2003 to 88.6% in fiscal 2004. Both the decrease in cost of product revenues and the increase in gross margin on product revenues reflected primarily two factors: first, our product mix was weighted more heavily to higher margin product; and secondly, our manufacturing overhead costs decreased by 28% or $0.7 million in the absence of the transitional acquisition-related manufacturing costs we incurred in fiscal 2003.

      Cost of services revenues increased by approximately 26% from $2.8 million in fiscal 2003 to $3.6 million in fiscal 2004 due primarily to a $0.3 million increase in variable compensation related to above-target performance and to a provision of $0.3 million for the replacement of certain product under maintenance contract. Gross margin on services revenues decreased from 71.4% in fiscal 2003 to 71.0% in fiscal 2004 as the cost of providing services revenues, consisting primarily of compensation costs, grew slightly more than the associated revenues. Gross margin on services revenues may also vary depending on the timing of system sales and support contract renewals.

      Amortization of purchased technology in fiscal 2004 remained unchanged from the $0.7 million expensed in fiscal 2003.

      Cost of revenues expressed as a percentage of revenues did not vary significantly by geographic region.

Research and Development

      Research and development expenses decreased by approximately 13% from $13.5 million in fiscal 2003 to $11.7 million in fiscal 2004. This decrease reflected primarily four factors: a decrease of approximately $2.9 million due to a reduction of 23%, or 22 employees, in the number of research and development personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; increases totaling $0.4 million in variable compensation related to above-target performance; increases of $0.3 million in new product development and testing costs; and an exchange rate driven increase of $0.3 million due to average increases of 19% in the Australian dollar and 12% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses decreased from 29.9% in fiscal 2003 to 20.2% in fiscal 2004. We expect the absolute annual level of research and development expenses to increase by approximately 10% in fiscal 2005 primarily as a result of an anticipated increase in the number of employees in this area.*

Sales and Marketing

      Sales and marketing expenses increased by approximately 18% from $14.5 million in fiscal 2003 to $17.1 million in fiscal 2004 primarily as a result of three factors: a $2.2 million increase in variable compensation related to above-target performance; a decrease of approximately $1.4 million due to a reduction of 11%, or 11 employees, in the number of sales and marketing personnel largely as a result of the staff reduction undertaken in the fourth quarter of fiscal 2003; and an exchange rate driven increase of $0.9 million due to average increases of 10% in the Japanese yen, 12% in the British pound and 13% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses decreased from 32.1% of revenues in fiscal 2003 to 29.4% in fiscal 2004. We expect the absolute annual level of sales and marketing expenses to increase by approximately 4% in fiscal 2005 primarily as a result of an anticipated increase in the number of employees in this area.*

General and Administrative

      General and administrative expenses increased by approximately 3% from $6.7 million in fiscal 2003 to $6.9 million in fiscal 2004. This increase was due primarily to a $0.6 million increase in variable compensation related to above-target performance, a $0.2 million decrease in facilities costs in the absence of transitional costs related to the NDB acquisition and a $0.2 million increase in legal and accounting costs due to increased regulatory compliance costs. As a percentage of total revenues, general and administrative expenses decreased from 14.8% to 11.9% over the same period. We expect the absolute annual level of general and administrative expenses to increase by up to 10% in fiscal 2005 due to increased regulatory compliance costs.*

Restructuring Costs

      No restructuring charge was recorded in fiscal 2004. A restructuring charge of $0.7 million was recorded in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees, including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of our pre-termination workforce.

Interest Income

      Interest income remained unchanged at $0.8 million in fiscal 2004 in comparison with fiscal 2003 as the effect of higher cash, cash equivalents and short-term investment balances was offset by lower prevailing rates of return. Realized gains and losses on sale of securities are included in interest income.

Interest Expense

      Interest expense on the convertible notes payable decreased from $0.35 million in fiscal 2003 to $0.32 million in fiscal 2004 due to a decrease in interest accrued on the convertible notes payable resulting from these notes being outstanding for a shorter period of time in fiscal 2004 than in fiscal 2003.

Other Income

      Other income decreased from $1.2 million in fiscal 2003 to $0.1 million in fiscal 2004 due principally to a reduction of $0.4 million in foreign exchange gains and the absence in fiscal 2004 of a Japanese consumption tax refund in the amount of approximately $0.7 million received in fiscal 2003.

Income Taxes

      We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year. This reduction was made as a result of a determination that additional taxes for which we had previously recognized liabilities would not be due. In fiscal 2003, we recorded a benefit from income taxes of $2.1 million as a result of three factors: the identification of approximately $0.8 million in additional taxes recoverable from a previous period; a reduction of approximately $1.0 million in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of our Japanese subsidiary; and the recognition of approximately $0.8 million in future tax benefits of foreign tax credits created in the liquidation of the Japanese subsidiary acquired from Tekelec. As a result, our effective tax rate changed from a benefit of 92% in fiscal 2003 to a benefit of 3% in fiscal 2004. We do not expect to record a tax benefit in fiscal 2005.*

Potential additional expense for stock-based compensation

      On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation expense for all share based payments (including employee stock options) at fair value, will be effective, if it is adopted by the FASB, for public companies for interim or annual periods beginning after June 15, 2005. Adoption of FASB Statement 123R would require us to record an expense for stock-based compensation plans and would result in ongoing accounting charges that would significantly reduce our net income. See the section entitled “Stock-based Compensation” in Note 1 of the Notes to our Consolidated Financial Statements for further information.

Fiscal Years Ended September 30, 2002 and 2003

      Revenues, cost of revenues and operating expenses for the year ended September 30, 2003 include a full 12 months of the results of the continuing operations of NDB. The corresponding figures for the year ended September 30, 2002 include one month of the results of the continuing operations of NDB from August 30, 2002, the date it was acquired by us, and exclude the results of the discontinued distribution and consulting businesses engaged in by Tekelec Limited in Japan as described in Note 5 of the Notes to the Consolidated Financial Statements.

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

      By geographic region, North American revenues increased by approximately 122% from $7.8 million in fiscal 2002 to $17.4 million fiscal 2003 primarily due to additional revenues from the NDB acquisition. European revenues decreased by approximately 42% from $16.7 million in fiscal 2002 to $9.7 million in fiscal 2003. Japanese revenues increased by approximately 1% from $15.5 million in fiscal 2002 to $15.6 million in fiscal 2003. Rest of World revenues of $2.5 million were reported for the first time in fiscal 2003.

Cost of Revenues

      Cost of product revenues increased by approximately 109% from $2.7 million in fiscal 2002 to $5.7 million in fiscal 2003. Gross margin on product revenues decreased from 92.1% in fiscal 2002 to 84.0% in fiscal 2003. Both the increase in cost of product revenues and the decrease in gross margin on product revenues reflected two factors: first, the higher cost of goods on the more hardware intensive MGTS product in comparison with the DCT product; and second, the additional manufacturing costs incurred on MGTS product during the six month period ended February 28, 2003 when this product was manufactured for us by Tekelec under a Transitional Services Agreement.

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

Restructuring Costs

      A restructuring charge of $730,000 was recorded in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees, including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of our pre-termination workforce. No restructuring charge was recorded in fiscal 2002.

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

Interest Income

      Interest income decreased from $1.5 million in fiscal 2002 to $786,000 in fiscal 2003 due to lower cash and short term investment balances resulting from the $42.5 million paid on closing of the NDB acquisition and to lower prevailing rates of return, partially offset by amortization of $407,000 of the convertible notes valuation premium in fiscal 2003 in comparison with $34,000 in fiscal 2002. Realized gains and losses on sale of securities are included in interest income.

Interest Expense

      Interest expense increased from $29,000 in fiscal 2002 to $350,000 in fiscal 2003 due to an increase in interest accrued on the convertible notes payable resulting from these notes being outstanding for a longer period of time in fiscal 2003 than in fiscal 2002.

Other Income (Expense), Net

      Other income improved from an expense of $219,000 in fiscal 2002 to income of $1.2 million in fiscal 2003 due to two factors: foreign exchange gains recorded in fiscal 2003 in contrast with the foreign exchange losses in fiscal 2002 and the receipt in fiscal 2003 of a Japanese consumption tax refund in the amount of approximately $695,000.

Income Taxes

      We recorded a benefit from income taxes of $2.1 million in fiscal 2003 as a result of three factors: the identification of approximately $830,000 in additional taxes recoverable from a previous period; a reduction of approximately $970,000 in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of our Japanese subsidiary; and the recognition of approximately $775,000 in future tax benefits of foreign tax credits created in the liquidation of the Japanese subsidiary acquired from Tekelec. As a result, our effective tax rate changed from a provision of 28% in fiscal 2002 to a benefit of 92% in fiscal 2003.

Liquidity and Capital Resources

      We have financed our operations primarily through cash generated from operations, from the proceeds of our initial public offering completed in early 1999 and from the proceeds of a second public offering completed in September 2004. The proceeds to us from the 1999 and 2004 offerings, net of underwriter fees and other expenses, were approximately $19.2 million and $3.0 million, respectively.

      Our purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by our Irish subsidiary and were guaranteed by us. These notes were converted by Tekelec into 1,081,250 shares of our common stock in September 2004.

      Our operating activities provided cash of $12.4 million, $3.6 million and $15.2 million in fiscal 2002, 2003 and 2004, respectively. In each of these years, net income was the primary component of cash flows from operating activities, providing $9.1 million, $4.4 million and $13.9 million in fiscal 2002, 2003 and 2004, respectively. Cash generated by net income was increased by adjustments for non-cash charges totaling $1.9 million, $1.6 million and $1.6 million in fiscal 2002, 2003 and 2004, respectively. The level of these non-cash charges increased in comparison with historical rates beginning in fiscal 2002 due to charges for additional depreciation, amortization and purchased in process research and development related to our acquisition of NDB. The purchased in process research and development charge was incurred in fiscal 2002, the additional non-cash depreciation charges will end in fiscal 2005 and the majority of the non-cash amortization charges will end in fiscal 2009. Finally, our cash flows from operations are affected by changes in current assets and liabilities, net of the effects of the acquisition. These changes in non-cash working capital components increased cash flow from operations by $1.3 million in fiscal 2002, decreased cash flow from operations by $2.4 million in fiscal 2003 and decreased cash flow from operations by $0.4 million in fiscal 2004.

      Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved from 100 days for the year ended September 30, 2002 to 85 days for the year ended September 30, 2003 because the accounts receivable component of the days outstanding calculation as of September 30, 2002 included accounts receivable acquired with NDB but the revenue component of the calculation did not include the associated pre-acquisition revenues. Our days outstanding further improved to 64 days for the year ended September 30, 2004 due primarily to the increased intra-quarter invoicing linearity that resulted from an improvement in business conditions over the year then ended. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

      Investing activities have consisted of three components: the acquisition of NDB, purchases of property and equipment and purchases and sales of short-term investments. Our acquisition of NDB used cash of $38.2 million in fiscal 2002 and $6.0 million in fiscal 2003. Purchases of property and equipment increased from a pre-acquisition $0.6 million in fiscal 2002 to $1.3 million in fiscal 2003 and $1.1 million in fiscal 2004. We expect that capital expenditures will total approximately $1.2 million in fiscal 2005.* We invest cash that is surplus to our operating requirements in our short-term investment portfolio. Purchases and sales of short-term investments used cash of $5.6 million in fiscal 2002 as surplus cash was invested, provided cash of $3.9 million in fiscal 2003 as cash was withdrawn to assist with the final acquisition payment and used cash of $15.5 million in fiscal 2004 as surplus cash that we generated was invested.

      Financing activities provided cash of $0.7 million in fiscal 2002 from the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities used cash of $1.2 million in fiscal 2003 as we repurchased a higher value of common stock than the value that we issued. Financing activities provided cash of $7.8 million in fiscal 2004 from the sale of shares in a public offering, the exercise of stock options and the sale of shares under our employee stock purchase plan.

      As of September 30, 2004, we had working capital of $55.3 million, cash and cash equivalents of $18.3 million and short-term investments of $34.4 million. As of September 30, 2004, we had the following contractual obligations, in millions:

	Payments Due by Period

		Less Than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$4.9	$1.2	$2.1	$1.4	$0.2

Total contractual cash obligations	$4.9	$1.2	$2.1	$1.4	$0.2

      We believe that inflation has not had a material impact on our business.

      We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.*

Factors That May Affect Future Results

      The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

Risks Related to Our Business

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

      Most of our costs, including personnel and facilities costs, are relatively fixed, and our operating expenses are based on anticipated revenue. As a result, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in our quarterly operating results and could result in losses. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

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

      Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2004, our top five customers represented approximately 55% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

      We derive a significant percentage of our revenues from customers outside of North America, and we maintain operations in seven other countries. International sales and operations are subject to inherent risks, including:

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

We have experienced delays in completing our new Chameleon product, which could result in lost sales opportunities and lower financial results.

      We originally introduced our new Chameleon product in February 2004 and announced our intention to begin shipping this product to customers in May 2004 for beta testing. However, due to delays associated with development and testing, we only began beta testing in the fourth calendar quarter of 2004. This delay may have caused us to miss a portion of the market window for Chameleon as we believe that mobile telecommunications operators may have made or may make many of their key 3G maintenance procurement decisions before Chameleon is shipped commercially.

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

      Our test systems currently operate only on Sun Microsystems’s SolarisTM and the LinuxTM operating systems. Our current and prospective customers may require other operating systems, such as Windows 2000 or Windows XP, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could adversely affect our operations and overall profitability.

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

      Our complex products may contain undetected errors or “bugs”, particularly when first introduced or when new versions are released. Errors may be found in future releases of our software. In addition, any such errors may generate adverse publicity, impair the market acceptance of these products, create customer concerns or adversely affect operating results due to product returns, the costs of generating corrective releases or otherwise.

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

If we are unable to determine and demonstrate that we maintain effective controls over internal financial reporting, this may cause investors to lose confidence in our reported financial information and the price of our stock could drop significantly.

      Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our fiscal year ending September 30, 2005, we will be required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal controls over financial reporting together with a report from our independent registered public accountants on our assessment. In the course of preparing our assessment, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Risks Related to Our Stock

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock

      Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of November 30, 2004, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,953,061 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,354,937 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. In connection with our public offering in September 2004, all of our directors and officers entered into lock-ups terminating December 15, 2004. These lockups were waived with respect to Dr. Karp and Ms. Karp in connection with their sales of stock in October and November 2004, and may be waived as to any other holder at the discretion of the underwriters of our public offering. Dr. Karp and Ms. Karp entered into new lock-ups terminating February 8, 2005. In addition, we have requested on behalf of certain officers and directors that the underwriters waive the lock-ups with respect to 40,000 shares of our common stock.

Our stock has been and will likely continue to be subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control.

      In recent years, the stock market in general and the market for technology stocks in particular, including our common stock, have experienced extreme price fluctuations. The market price of our common stock may be significantly affected by various factors such as:

•	quarterly variations in our operating results;

•	changes in our revenue growth rates as a whole or for specific geographic areas or products;

•	changes in earning estimates by market analysts;

•	changes in the extent to which a significant percentage of our shares are held by a small number of investors;

•	the announcements of new products or product enhancements by us or our competitors;

•	speculation in the press or analyst community; and

•	general market conditions or market conditions specific to particular industries.

      The market price of our common stock may experience significant fluctuations in the future.

Our principal stockholder could prevent or delay a change in control.

      As of November 30, 2004, Dr. Karp beneficially owned 2,953,061 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

Provisions in our charter documents and Nevada law could prevent or delay a change in the control of our company and may reduce the market price of our common stock.

      Nevada law, our articles of incorporation and our bylaws contain provisions that could discourage a proxy contest or make more difficult the acquisition of a substantial block of our common stock. In addition, our board of directors is authorized to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that may be superior to those of the common stock and that could adversely affect the voting power or other rights of the holders of common stock. The issuance of preferred stock or rights to purchase preferred stock could be used to discourage an unsolicited acquisition proposal.

If we are required in the future to record an expense for our stock-based compensation plans, the resultant ongoing accounting charges would significantly reduce our reported net income and net income per share, and the price of our stock could drop significantly.

      On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation expense for all share based payments (including employee stock options) at fair value, will be effective, if it is adopted by the FASB, for public companies for interim or annual periods beginning after June 15, 2005. Adoption of FASB Statement 123R would require us to record an expense for stock-based compensation plans and would result in ongoing accounting charges that would significantly reduce our net income. See the section entitled “Stock-based Compensation” in Note 1 of the Notes to our Consolidated Financial Statements for further information.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange Risk and Derivative Financial Instruments

      Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the opportunity cost of foreign currency revenue recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our mitigation activities, if any, will be successful.

      At September 30, 2004, we had forward exchange contracts maturing in fiscal 2005 to sell approximately $0.9 million in Japanese Yen designed to mitigate the risk of future movements in foreign exchange rates relating to intercompany accounts receivable. There were no options outstanding at that date. The fair market value of these contracts at September 30, 2004 was not material.

      We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*

Interest Rate Risk

      Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of September 30, 2004, cash equivalents and short-term investments consisted of available-for-sale securities of $34.4 million (see “Note 8. Balance Sheet Components” in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2004, the decline in the fair value of the portfolio would not be material to our financial position.

Item 8.	Financial Statements and Supplementary Data

CATAPULT COMMUNICATIONS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Page

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets at September 30, 2003 and 2004	36
Consolidated Statements of Income for each of the three years in the period ended September 30, 2004	37
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2004	38
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2004	39
Notes to Consolidated Financial Statements	40
Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Supplementary Financial Data (unaudited):
Quarterly Financial Data for each of the years ended September 30, 2003 and 2004	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Catapult Communications Corporation and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

December 2, 2004

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,

	2003	2004

	(In thousands, except
	share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$11,770	$18,320
Short-term investments	18,901	34,350
Accounts receivable, net of allowances of $320 and $294 as of September 30, 2003 and 2004, respectively	10,598	10,110
Inventories	2,325	2,380
Deferred income taxes	2,407	985
Prepaid expenses	1,096	1,638

Total current assets	47,097	67,783
Property and equipment, net	3,384	2,640
Goodwill	49,394	49,394
Other intangibles, net	6,093	5,072
Other assets	1,121	3,382

Total assets	$107,089	$128,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,216	$1,502
Accrued liabilities	6,002	5,546
Deferred revenue	5,391	5,388
Convertible notes payable	17,674	—

Total current liabilities	30,283	12,436
Deferred revenue long term portion	185	70

Total liabilities	30,468	12,506

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,886,545 and 14,545,546 issued and outstanding as of September 30, 2003 and 2004, respectively	13	15
Additional paid-in capital	21,187	46,297
Deferred stock-based compensation	(75)	(39)
Accumulated other comprehensive income	575	660
Retained earnings	54,921	68,832

Total stockholders’ equity	76,621	115,765

Total liabilities and stockholders’ equity	$107,089	$128,271

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,

	2002	2003	2004

	(In thousands, except
	per share data)
Revenues:
Products	$33,988	$35,344	$45,703
Services	6,051	9,880	12,315

Total revenues	40,039	45,224	58,018

Cost of revenues:
Products	2,700	5,652	5,192
Services	1,172	2,825	3,570
Amortization of purchased technology	57	686	686

Total cost of revenues	3,929	9,163	9,448

Gross profit	36,110	36,061	48,570

Operating expenses:
Research and development	7,520	13,519	11,740
Sales and marketing	10,714	14,506	17,075
General and administrative	4,899	6,679	6,885
Restructuring costs	—	730	—
Purchased in-process research and development	1,400	—	—

Total operating expenses	24,533	35,434	35,700

Operating income	11,577	627	12,870
Interest income	1,456	786	801
Interest expense	(29)	(350)	(321)
Other income (expense), net	(219)	1,216	148

Income from continuing operations before income taxes	12,785	2,279	13,498
Provision for (benefit from) income taxes	3,580	(2,086)	(413)

Net income from continuing operations	9,205	4,365	13,911
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	(56)	—	—

Net income	$9,149	$4,365	$13,911

Net income per share — basic
Income from continuing operations	$0.71	$0.34	$1.06
Loss from discontinued operations	(0.00)	—	—

Net income per share — basic	$0.70	$0.34	$1.06

Net income per share — diluted
Income from continuing operations	$0.69	$0.33	$0.95
Loss from discontinued operations	(0.00)	—	—

Net income per share — diluted	$0.69	$0.33	$0.95

Shares used in per share calculation:
Basic	13,039	12,948	13,100

Diluted	13,313	13,113	14,556

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional	Deferred	Other			Total
			Paid-In	Stock-Based	Comprehensive	Treasury	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income (loss)	Stock	Earnings	Equity	Income

	(In thousands, except share data)
Balances at September 30, 2001	12,990,960	$13	$21,758	$—	$612	$(300)	$41,407	$63,490	$11,055

Issuance of common stock	64,313	—	723	—	—		—	723
Deferred stock-based compensation	—	—	144	(144)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	33	—		—	33
Currency translation adjustment	—	—	—	—	(353)	—	—	(353)	$(353)
Unrealized gains and (losses) on investments, net	—	—	—	—	(77)	—	—	(77)	(77)
Net income	—	—	—	—	—	—	9,149	9,149	9,149

Balances at September 30, 2002	13,055,273	13	22,625	(111)	182	(300)	50,556	72,965	$8,719

Issuance of common stock	88,672	—	530	—	—	—	—	530
Tax benefit from employee stock transactions	—	—	92	—	—	—	—	92
Cancellation of treasury stock	—	—	(300)	—	—	300	—	—
Repurchase of common stock	(257,400)		(1,760)	—	—	—	—	(1,760)
Amortization of deferred stock-based compensation	—	—	—	36	—	—	—	36
Currency translation adjustment	—	—	—	—	399	—	—	399	$399
Unrealized gains and (losses) on investments, net	—	—	—	—	(6)	—	—	(6)	(6)
Net income	—	—	—	—	—	—	4,365	4,365	4,365

Balances at September 30, 2003	12,886,545	13	21,187	(75)	575	—	54,921	76,621	$4,758

Issuance of common stock from exercise of stock options	377,751	—	3,390	—	—	—	—	3,390
Tax benefit from employee stock transactions	—	—	1,409	—	—	—	—	1,409
Conversion of notes payable	1,081,250	2	17,299	—	—	—	—	17,301
Issuance of common stock from stock offering, net of offering costs	200,000	—	3,012	—	—	—	—	3,012
Amortization of deferred stock-based compensation	—	—	—	36	—	—	—	36
Currency translation adjustment	—	—	—	—	93	—	—	93	$93
Unrealized gains and (losses) on investments, net	—	—	—	—	(8)	—	—	(8)	(8)
Net income	—	—	—	—	—	—	13,911	13,911	13,911

Balances at September 30, 2004	14,545,546	$15	$46,297	$(39)	$660	—	$68,832	$115,765	$13,996

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income	$9,149	$4,365	$13,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	807	1,659	1,842
Amortization of deferred stock-based compensation	33	36	36
Purchased in-process research and development	1,400	—	—
Amortization of purchased technology	57	686	686
Amortization of other acquisition related intangibles	228	536	335
Provision for (recovery of) doubtful accounts	(35)	282	16
Deferred income taxes	(586)	(1,193)	(895)
Tax benefits from employee stock option plans	—	92	1,409
Loss on sale of property and equipment	68	—	—
Amortization of convertible notes premium	(34)	(407)	(374)
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	724	(588)	461
Inventories	344	1,047	(47)
Prepaid expenses	116	314	(516)
Assets of discontinued operations	(2,636)	2,636	—
Other assets	(202)	51	57
Accounts payable	684	(1,113)	244
Accrued liabilities	1,225	(5,030)	(487)
Deferred revenue	162	1,084	(119)
Liabilities of discontinued operations	889	(889)	—

Net cash provided by operating activities	12,393	3,568	16,559

Cash flows from investing activities:
Sale and maturities of short-term investments	90,200	45,145	17,119
Purchase of short-term investments	(95,792)	(41,262)	(32,576)
Acquisition, net of cash acquired	(38,209)	(5,976)	—
Purchase of property and equipment	(589)	(1,302)	(1,077)

Net cash used in investing activities	(44,390)	(3,395)	(16,534)

Cash flows from financing activities:
Repurchase of common stock	—	(1,760)	—
Proceeds from exercise of stock options	723	530	3,390
Proceeds from stock offering, net of offering costs	—	—	3,012

Net cash provided by (used in) financing activities	723	(1,230)	6,402

Effect of exchange rate changes on cash and cash equivalents	(353)	252	123

Net increase (decrease) in cash and cash equivalents	(31,627)	(805)	6,550
Cash and cash equivalents, beginning of year	44,202	12,575	11,770

Cash and cash equivalents, end of year	$12,575	$11,770	$18,320

Supplemental disclosures of cash flow information:
Income taxes paid	$3,510	$1,586	$1,807

Supplemental disclosure of non cash investing and financing activities:
Convertible notes issued for acquisition	$18,115	$—	$—
Conversion of notes payable to common stock	$—	$—	$17,300

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies

The Company

      Catapult Communications Corporation and its subsidiaries (“we” or “the Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China and Australia. Management has determined that we conduct our business within one industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K., Catapult Communications International Limited, Catapult Communications (China) Co. Limited and Tekelec Limited (from the August 30, 2002 date it was acquired by us to the September 30, 2003 date it was liquidated). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

      We maintain our cash in bank deposit accounts at financial institutions in the United States, Japan, the United Kingdom, Ireland and Canada. Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market instruments, the fair value of which approximates cost. Interest is accrued as earned.

Short-Term Investments

      Short-term investments are investments with an original maturity between 91 days and one year. Our short-term investments are placed in portfolios managed by three professional money management firms. At September 30, 2003 and 2004, the portfolios consisted primarily of commercial paper, investment quality corporate bonds, collateralized mortgage obligations, and U.S. government agency securities.

      At September 30, 2003 and 2004, our short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheets. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realized gains and losses are reported in interest income in the accompanying consolidated statements of income.

Revenue Recognition

      Sales of our product arrangements normally include hardware and software. Certain of our sales may also include installation. We also offer training and maintenance services separately from our product arrangements. We recognize revenue on system sales upon shipment or when installation is complete, if installation services are purchased, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable. Training and maintenance services revenues are based on our established history of charging separate fees for training and maintenance. Revenues allocated to training are recognized at the time the training is complete. Revenues allocated to maintenance are recognized ratably over the term of the maintenance contract.

Foreign Currency Translation

      Certain of our foreign subsidiaries use their respective local currencies as their functional currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of income and amounted to losses of $248,000, gains of $411,000 and gains of $44,000 in fiscal 2002, 2003 and 2004, respectively.

Derivative Financial Instruments

      Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the opportunity cost of foreign currency revenue recognized at an exchange rate less favorable than the option rate.

      At September 30, 2004, we had forward exchange contracts maturing in fiscal 2005 to sell approximately $0.9 million in Japanese Yen designed to mitigate the risk of future movements in foreign exchange rates on our foreign currency denominated intercompany receivables. The fair value of these contracts at September 30, 2004 was not material.

Fair Value of Financial Instruments

      The carrying value of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity. The fair value of the convertible notes payable at the date they were issued, August 30, 2002, was determined by an independent valuation and included a premium over the principal amounts payable.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk/ Major Customers

      Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by five financial institutions. Our accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe, China and Korea. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of the outstanding receivable balance.

      We currently sell our products to a small number of customers. As of September 30, 2003 and 2004 and for the fiscal years ended September 30, 2002, 2003 and 2004, customers representing 10% or more of the accounts receivable balance or revenues were as follows:

	Percentage of
	Accounts		Percentage of Revenues
	Receivable		for the Fiscal Year Ended
	as of September 30,		September 30,

	2003	2004	2002	2003	2004

Customer A	26%	<10%	24%	12%	13%
Customer B	10%	<10%	12%	13%	12%
Customer C	<10%	14%	<10%	<10%	12%
Customer D	10%	12%	14%	10%	11%

      Certain of the components and subassemblies included in our systems are obtained from a single source or limited group of suppliers. Although we seek to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect our results of operation.

Inventories

      Inventories are stated at the lower of cost or market, using the first-in first-out (“FIFO”) method.

Capitalized Software Development Costs

      Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the greater of the estimated product life or on the ratio of current revenues to total projected product revenues. We define technological feasibility as the establishment of a working model, which typically occurs upon completion of the first beta version. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, to date we have not capitalized any software development costs.

Property and Equipment

      Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally four years, or, as appropriate, the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repairs and Maintenance

      Repair and maintenance costs are expensed as incurred.

Warranty

      We provide a limited warranty for our products for a period of from three to twelve months. We defer a portion of the revenue related to each product transaction and recognize the amount deferred ratably over the term of the warranty period during which warranty service is provided. A provision for the estimated warranty cost is recorded at the time revenue is recognized based on our historical experience.

Income Taxes

      We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the future tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized, either through the generation of future taxable income or through carry-back potential. We recognize liabilities for anticipated tax audit issues based on our estimate of the possibility that additional taxes will be due. If we ultimately determine that payment of additional amounts is unnecessary, we reverse the associated liabilities and recognize a tax benefit in the period in which this determination is made. If we determine that our recorded tax liability is less than we expect the ultimate assessment to be, we record an additional charge in our provision for taxes in the period in which this determination is made.

Goodwill

      We account for goodwill using the provisions of SFAS No. 142 and perform an impairment review of our goodwill balance annually, or as other indications of a potential impairment may be present. The impairment test performed by us involves a two-step process as follows:

•	Step 1: We compare the market value of our reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, we move on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2: We perform an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

      Between October 1, 2002 and September 30, 2003, our goodwill balance decreased by $0.4 million to $49.4 million as a result of the finalization of the working capital adjustment related to the NDB acquisition as described in Note 2. We performed our most recent annual impairment test on September 30, 2004, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Other Intangible Assets

      Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are 7 years for purchased technology, trade names and customer relationships and 8 years for non-compete agreements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long Lived Assets

      Long-lived assets and certain identifiable intangible assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, the we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. To date, our reviews have not identified any impairment.

Stock-Based Compensation

      We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. We also comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

      The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans			Employee Stock Purchase Plan

	Year Ended September 30,			Year Ended September 30,

	2002	2003	2004	2002	2003	2004

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of option	3.0 years	3.0 years	2.7 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	3.62%	2.38%	2.85%	1.92%	1.21%	1.15%
Expected volatility	112.8%	104.9%	90.1%	110.0%	78.9%	71.3%

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation expense been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes model prescribed by SFAS No. 123, our pro forma net income and pro forma basic and diluted earnings per share for fiscal years 2002, 2003 and 2004 would have been as set forth in the table below. Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

	Year Ended September 30,

	2002	2003	2004

	(In thousands, except
	per share amounts)
Net income — as reported, for basic earnings per share	$9,149	$4,365	$13,911
Interest on convertible notes, net of related tax effects	—	—	(24)

Net income, for diluted earnings per share	9,149	4,365	13,887
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	26	26	31
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,187)	(2,506)	(2,404)

Pro forma net income, for basic earnings per share	$6,988	$1,885	$11,538

Pro forma net income, for diluted earnings per share	$6,988	$1,885	$11,514

Net income per share:
Basic net income per share — as reported	$0.70	$0.34	$1.06

Basic net income per share — pro forma	$0.54	$0.15	$0.88

Diluted net income per share as reported	$0.69	$0.33	$0.95

Diluted net income per share pro forma	$0.52	$0.14	$0.79

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      We have presented earnings per share for all periods in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares using the treasury stock method. The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

	Year Ended September 30,

	2002	2003	2004

	(In thousands, except
	per share data)
Net income from continuing operations	$9,205	$4,365	$13,911
Interest on convertible notes, net of related tax effects	—	—	(24)
Net income from continuing operations, for diluted earnings per share	$9,205	$4,365	$13,887

Net loss from discontinued operations	(56)	—	—

Net income	$9,149	$4,365	$13,887

Weighted average shares outstanding	13,039	12,948	13,100
Dilutive common stock options	274	165	404
Convertible notes payable	—	—	1,052

Weighted average shares assuming dilution	13,313	13,113	14,556

Net income per share from continuing operations:
Basic	$0.71	$0.34	$1.06

Diluted	$0.69	$0.33	$0.95

Net loss per share from discontinued operations:
Basic	$(0.00)	—	—

Diluted	$(0.00)	—	—

Net income per share:
Basic	$0.70	$0.34	$1.06

Diluted	$0.69	$0.33	$0.95

      Diluted earnings per share do not include the effect of the following anti-dilutive potential shares:

	Year Ended September 30,

	2002	2003	2004

Common stock options	242,000	1,453,000	493,000
Convertible notes payable	1,081,250	1,081,250	—

Recently Issued Accounting Standards

      In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two — Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. We adopted EITF 03-06 and have concluded that it does not have any effect on our results of operations or net income per share.

      At its November 2003 meeting, the EITF reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure guidance with respect to EITF 03-01 in our accounting for our short-term investments and we believe that the adoption of this standard will not have any effect on our results of operations or net income per share.

      In March 2004, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and other investments accounted for under the cost method. The recognition and measurement guidance for which the consensus was reached in March 2004 is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued a final FASB Staff Position that delays the effective date for the measurement and recognition guidance for all investments within the scope of EITF Issue No. 03-01. The consensus reached in March 2004 also provided for certain disclosure requirements associated with cost method instruments that were effective for fiscal years ending after June 15, 2004. We will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

Note 2 —	Business Combination: NDB Acquisition

      On August 30, 2002, we purchased certain assets and assumed certain liabilities of the Network Diagnostics Business (“NDB”) of Tekelec. The assets acquired included the shares of Tekelec’s Japanese subsidiary, Tekelec Limited. The total purchase price of $68.3 million consisted of a cash payment of $42.5 million on closing, a cash payment of $3.3 million in settlement of a net working capital adjustment in September 2003, two 2% convertible subordinated notes in the aggregate principal amount of $17.3 million maturing on August 30, 2004, a premium of $0.8 million ascribed to the convertible notes payable, and transaction costs of $4.4 million.

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

      NDB’s principal product was the MGTS digital telecommunications test system, which is similar to our DCT test systems. NDB operated in the same market segment as us, the development and manufacture of

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advanced digital telecommunications test products. We acquired NDB in order to enhance our position in the digital telecommunications test market.

      The consolidated financial statements include the operating results of NDB from the date of acquisition.

      Management allocated the purchase price as follows:

Asset Category	Value

(In millions)
Net tangible assets	$9.9
Purchased in-process research and development	1.4
Intangible assets	7.6
Goodwill	49.4

Net assets acquired	$68.3

      The amount of $1.4 million allocated to purchased in-process research and development was charged to operating expenses upon acquisition. This amount represented two NDB research and development projects in process as of August 30, 2002, the date of the acquisition of NDB. The value of these projects was determined using established valuation techniques and was expensed because technological feasibility had not been established and no future alternative uses existed as of the date of acquisition.

      The unaudited pro forma information set forth below assumes the acquisition of NDB had occurred at the beginning of fiscal 2002. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of our future results of operations or the results of operations that would have been achieved had the acquisitions been consummated at that time.

Year Ended
September 30,
Pro Forma Information	2002

(In thousands,
except
net income
per share)
(Unaudited)
Revenue	$69,660
Net income (loss)	$(1,796)
Net income (loss) per share from continuing operations — basic	$(0.14)
Net income (loss) per share from continuing operations — diluted	$(0.14)

Note 3 —	Goodwill and Intangible Assets

      Between October 1, 2002 and September 30, 2003, our goodwill balance decreased by $439,000 to $49.4 million as a result of the finalization of the working capital adjustment related to the NDB acquisition described in Note 2. We performed our most recent annual impairment test on September 30, 2004 and determined that goodwill was not impaired. As such, there was no write-down of the goodwill balance.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2003			As of September 30, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$4,800	$(743)	$4,057	$4,800	$(1,428)	$3,372
Trade names	1,000	(155)	845	1,000	(298)	702
Customer relationships	1,000	(155)	845	1,000	(298)	702
Non-compete agreement	400	(54)	346	400	(104)	296
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(1,507)	$6,093	$7,600	$(2,528)	$5,072

      The estimated future amortization expense of purchased intangible assets as of September 30, 2004 was as follows:

Fiscal Year	Amount

(In millions)
2005	$1.0
2006	1.0
2007	1.0
2008	1.0
2009	1.0
Thereafter	0.1

Total	$5.1

Note 4 —	Restructuring of Acquired Business

      Prior to the effective date of the acquisition of NDB, we developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with our previously established Tokyo office. On completion of the acquisition, the plan was communicated to the employee group as a whole and the estimated costs were included in the liabilities assumed in the acquisition. In fiscal 2003, $560,000 of the originally estimated redundancy costs was determined to be surplus to actual requirements and was accordingly reversed. The remaining costs were all paid by September 30, 2003 as follows:

	Accrual as at	Paid in	Adjustments Made	Balance at
Restructuring Costs	September 30, 2002	Fiscal 2003	in Fiscal 2003	September 30, 2003

	(In millions)
Redundancy compensation costs	$1.2	$0.6	$0.6	$—
Occupancy costs	0.3	0.3	—	—
Associated costs	0.2	0.2	—	—

Totals	$1.7	$1.1	$0.6	$—

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Discontinued Operations

      Effective September 30, 2002, we discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The results of operations and the assets and liabilities of the discontinued operations were segregated in the consolidated financial statements. The revenue attributable to discontinued operations in the amount of $2.2 million has been excluded from the consolidated statement of income for the year ended September 30, 2002.

Note 6 —	Restructuring Charge

      A restructuring charge of $730,000 was recorded and paid in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of our pre-termination workforce. No restructuring charge was recorded in fiscal 2002 or fiscal 2004.

Note 7 —	Other Income (Expense), Net

      Other income in fiscal 2004 represented primarily foreign exchange gains and losses, net. Other income in fiscal 2003 represented primarily a Japanese consumption tax refund in the amount of approximately $695,000 as well as foreign exchange gains in the amount of approximately $411,000. Other expense in fiscal 2002 represented primarily foreign exchange losses and gains, net.

Note 8 —	Balance Sheet Components

      At September 30, 2003 and 2004, short term investments and cash equivalents were classified as available-for-sale securities and are reported at fair value as follows (in thousands):

	September 30, 2003

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents
Commercial paper	$1,650	$—	$—	$1,650
State and municipal securities	3,218	—	—	3,218

	$4,868	$—	$—	$4,868

Short term investments
Commercial paper	$—	$—	$—	$—
State and municipal securities	18,896	5	—	18,901

	$18,896	$5	$—	$18,901

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30, 2004

	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents
Commercial paper	$12,739	$—	$—	$12,739

	$12,739	$—	$—	$12,739

Short term investments
U.S. government, corporations and agencies	$3,547	$—	$—	$3,547
State and municipal securities	30,806	—	(3)	30,803

	$34,353	$—	$(3)	$34,350

      Included in our state and municipal securities investments at September 30, 2004 was $3,000 in unrealized losses. We have determined that the unrealized losses on our investments are temporary in nature. Realized gains and losses are included in interest income.

	September 30,

	2003	2004

	(In thousands)
Inventories:
Raw materials	$2,092	$1,908
Work-in-process	140	298
Finished goods	93	174

	$2,325	$2,380

Property and equipment:
Equipment	$6,062	$7,073
Leasehold improvements	1,859	1,915

	7,921	8,988
Less accumulated depreciation and amortization	(4,537)	(6,348)

	$3,384	$2,640

	September 30,

	2002	2003	2004

Allowance for doubtful accounts:
Balances at beginning of year	$73	$38	$320
Provision for (recovery of) doubtful accounts	(35)	282	16
Write-off of doubtful accounts	—	—	(42)

Balances at end of year	$38	$320	$294

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,

	2003	2004

	(In thousands)
Accrued liabilities:
Payroll and related expenses	$1,688	$2,716
Income taxes payable	2,258	881
Other taxes payable	838	228
Stock offering costs	—	409
Other	1,218	1,312

	$6,002	$5,546

      The following table represents the activity in Warranty Accrual for the years ended September 30, 2003 and 2004 (in thousands):

	2003	2004

Balances at beginning of year	$600	$60
Warranty accrual used during the period	(126)	(69)
Adjustments to goodwill for acquired warranty accrual	(423)	—
Accruals for warranties issued during the period	9	78

Balances at end of year	$60	$69

Note 9 —	Convertible Notes Payable

      In connection with the acquisition of NDB described in Note 2, our Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes were guaranteed by us, bore interest at 2% and were due and payable on or before August 30, 2004. The notes were convertible at the option of the holder into 1,081,250 shares of our common stock (subject to adjustment for certain events) between August 30, 2003 and the maturity date.

      The fair value of the notes was $18.1 million, which had been recorded in the balance sheet. The premium of $0.8 million was amortized to interest income over the term of the notes on an effective interest method. The resultant amounts credited to interest income were $34,000, $407,000 and $374,000 in 2002, 2003 and 2004, respectively.

      The two notes were converted by Tekelec in September 2004 into 1,081,250 registered shares of our common stock.

Note 10 —	Related Party Transaction

      David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan of $250,000 in connection with his initial employment with Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2003 was $226,900 and the debt had been reduced to $218,500 at September 30, 2004.

Note 11 —	Income Taxes

      Consolidated income before income taxes includes non-U.S. income of approximately $10.8 million, $4.3 million and $12.6 million in fiscal 2002, 2003 and 2004, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes consists of the following:

	Year Ended September 30,

	2002	2003	2004

	(In thousands)
Current:
U.S. federal	$2,419	$(1,212)	$(2,677)
State	190	30	30
Foreign	2,047	978	2,012

	4,656	(204)	(635)

Deferred:
U.S. federal	(1,001)	(1,677)	100
State	(75)	(205)	122

	(1,076)	(1,882)	222

	$3,580	$(2,086)	$(413)

      A reconciliation of the U.S. federal income tax rate to our effective tax rate is as follows:

	Year Ended
	September 30,

	2002	2003	2004

Tax at federal rate	34%	34%	34%
State taxes, net of federal benefit	—	(8)	1
Excess foreign tax rate	(3)	(42)	(36)
Foreign tax credit	(2)	(45)	—
Research credit	(2)	(25)	(1)
Tax exempt interest	—	—	(1)
Other	1	(6)	—

	28%	(92)%	(3)%

      We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year. This reduction was made as a result of a determination that additional taxes for which we had previously recognized liabilities would not be due. We recorded a benefit from income taxes of $2.1 million in fiscal 2003 as a result of three factors: the identification of approximately $830,000 in additional taxes recoverable from a previous period; a reduction of approximately $970,000 in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of our Japanese subsidiary; and the recognition of approximately $775,000 in future tax benefits of foreign tax credits created in the liquidation of the Japanese subsidiary acquired from Tekelec. As a result, our effective tax rate changed from a benefit of 92% in fiscal 2003 to a benefit of 3% in fiscal 2004.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Net deferred tax assets consist of the following:

	September 30,

	2003	2004

	(In thousands)
Accruals and reserves	$1,837	$915
Net operating losses	13	1,491
Current and deferred state taxes	10	9
Research credit	687	1,108
Foreign tax credit	587	688

Deferred tax assets	3,134	4,211

Depreciation	(18)	(199)

Deferred tax liabilities	(18)	(199)

Net deferred tax assets	3,116	4,012

Less: Non-current portion	709	3,027

	$2,407	$985

      As of September 30, 2004, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $18.3 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

      As of September 30, 2004, we had federal and state tax credit carry-forwards for income tax purposes of $1.4 million and $580,000, respectively. If not utilized, the federal credits will expire in fiscal years 2021 through 2024. The state tax credits can be carried forward indefinitely.

Note 12 —	Stockholders’ Equity

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information with respect to stock option activity from September 30, 2001 through September 30, 2004 is set forth below:

	Number of
	Options	Weighted Average
	Outstanding	Exercise Price

Balance at September 30, 2001	1,033,546	$12.39
Options granted	263,640	$18.53
Options exercised	(50,340)	$9.03
Options canceled	(18,204)	$18.84

Balance at September 30, 2002	1,228,642	$13.75
Options granted	777,466	$10.08
Options exercised	(55,577)	$4.27
Options canceled	(164,738)	$12.81

Balance at September 30, 2003	1,785,793	$12.54
Options granted	253,034	$18.79
Options exercised	(344,943)	$8.91
Options canceled	(62,374)	$16.92

Balance at September 30, 2004	1,631,510	$14.15

      As of September 30, 2004, 872,092 options remained available for grant. As of September 30, 2004, the options outstanding and exercisable are presented below:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price			Outstanding	Life	Price	Outstanding	Price

$0.23	-	$9.91	359,204	6.8	$5.40	193,748	$5.06
$11.01	-	$12.70	379,722	8.3	$12.22	129,233	$12.13
$12.75	-	$17.50	367,315	5.6	$16.21	357,089	$16.22
$18.16	-	$19.21	335,775	8.2	$19.03	135,438	$18.86
$19.25	-	$25.10	189,494	7.2	$22.01	115,812	$21.59

$0.23	-	$25.10	1,631,510	7.2	$14.15	931,320	$14.38

      The weighted average exercise prices and fair values of options granted during 2002, 2003 and 2004 were as follows:

	Weighted Average	Weighted Average
	Exercise Price	Fair Value

Year Ended September 30, 2002
Exercise price equal to market value	$17.51	$11.41
Exercise price less than market value	$19.32	$14.27
All options granted	$18.53	$13.08
Year Ended September 30, 2003
Exercise price equal to market value	$10.08	$6.40
Year Ended September 30, 2004
Exercise price equal to market value	$18.79	$10.07

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In June 1998, the we adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 13,973 shares, 33,095 shares and 32,808 shares were issued under the Purchase Plan in the years ended September 30, 2002, 2003 and 2004, respectively. As of September 30, 2004, 636,110 shares remained available for issuance.

Issuance of Common Stock

      In September 2004, as part of our public offering under our previously filed shelf Registration Statement on Form S-3 (File No. 333-112610) which was declared effective by the Securities and Exchange Commission on March 31, 2004, we issued 200,000 shares of our common stock at a price to us before expenses of $18.02 per share. As part of the public offering we also registered, upon conversion of notes issued to Tekelec, 1,081,250 shares of common stock. Also included in the public offering were 300,000 currently outstanding shares of certain selling stockholders. The external incremental costs of the offering were approximately $592,000.

Repurchase of Common Stock

      In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued. In addition, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2002 and 2004, we repurchased no shares. As at September 30, 2004, we are authorized to repurchase an additional 1,742,600 shares of our common stock under the stock repurchase program.

Note 13 —	401-K Plan

      We operate a 401-K plan for our employees and since fiscal 1999 have matched employee contributions to a certain level. Our total contributions to the 401-K plan in the years ended September 30, 2002, 2003 and 2004 were $106,000, $217,000 and $209,176, respectively.

Note 14 —	Commitments and Contingencies

Operating Leases

      We lease our facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2010. The lease agreements provide for minimum annual rent of approximately $420,000. Under these agreements, we pay certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, we have entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008. We lease other facilities in Illinois, Texas, Canada, Japan, China, Australia, the United Kingdom, France, Sweden, Finland and Germany under leases with the longest term expiring in 2010.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense for all facilities for the years ended September 30, 2002, 2003 and 2004 was approximately $1.0 million, $1.6 million and $1.3 million, respectively.

      Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2004 are as follows (in thousands):

Year ending September 30,
2005	$1,224
2006	1,127
2007	936
2008	842
2009	568
Thereafter	164

$4,861

Contingencies

      A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros plus costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

      From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, even were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on liquidity.

Indemnifications

      We provide general indemnification provisions in its license agreements. In these agreements, we generally state that we will defend or settle, at our own expense, any claim against the customer by a third party asserting a patent, copyright, trademark, trade secret or proprietary right violation related to any products that we have licensed to the customer. We agree to indemnify our customers against any loss, expense or liability, including reasonable attorney’s fees, from any damages alleged against the customer by a third party in its course of using products sold by us.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our Articles of Incorporation provide that we shall indemnify to the fullest extent permitted by Nevada law any person made a party to an action or proceeding by reason of the fact such person was a director, officer, employee or our agent . Our Bylaws also obligate us to indemnify directors and officers to the fullest extent permitted by law, as do the terms of indemnification agreements that we have entered into with our directors and officers. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings.

      We have not received any claims under these indemnifications and do not know of any instances in which such a claim may be brought against us in the future and as a result we have not accrued any indemnification expenses.

Note 15 —	Geographic Information

      In June 1997, the FASB issued SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The statement requires us to report certain financial information about operating segments. It also requires that we report certain information about our services, the geographic areas in which we operate and our major customers. The method specified in SFAS No. 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      We are organized to operate and service a single industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

      Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows (in thousands):

		UK,
	North	Europe		Rest of	Consolidated
	America	& Other	Japan	World	Total

Year ended September 30, 2002
Revenues from unaffiliated customers	$7,849	$16,733	$15,457	$—	$40,039
Year ended September 30, 2003
Revenues from unaffiliated customers	$17,399	$9,676	$15,622	$2,527	$45,224
As at September 30, 2003
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$5,849	$3,753	$286	$—	$9,888
Year ended September 30, 2004
Revenues from unaffiliated customers	$17,355	$18,355	$19,628	$2,680	$58,018
As at September 30, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$4,480	$3,276	$311	$—	$8,067

      Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

      International sales represented 76%, 65%, and 85% of our total revenues in 2004, 2003, and 2002, respectively. Customers located in France accounted for 19% of our consolidated net revenues to unaffiliated customers for the year ended September 30, 2002. Customers located in Germany accounted for 11% of our consolidated net revenues to unaffiliated customers for the year ended September 30, 2004. Operations in Ireland accounted for 33% and 36% of the consolidated identifiable assets at September 30, 2004 and 2003, respectively.

Supplementary Financial Data

Quarterly Financial Data (unaudited)

Consolidated Statements of Income Data:

	Quarter Ended

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2002(1)	2003	2003(2)	2003(3)

	(In thousands, except per share data)
Revenues	$10,385	$14,036	$10,597	$10,206
Gross profit	8,140	11,311	8,644	7,966
Operating income (loss)	(763)	2,258	239	(1,107)
Net income	$111	$1,668	$1,361	$1,225
Net income per share:
Basic	$0.01	$0.13	$0.11	$0.10
Diluted	$0.01	$0.13	$0.10	$0.09

	Dec. 31,	Mar. 31,	June 30,	Sept. 30,
	2003	2004	2004	2004(4)

Revenues	$11,049	$17,242	$14,320	$15,407
Gross profit	9,157	14,594	12,166	12,653
Operating income (loss)	879	5,086	3,283	3,622
Net income	$915	$4,530	$2,923	$5,543
Net income per share:
Basic	$0.07	$0.35	$0.22	$0.42
Diluted	$0.07	$0.32	$0.20	$0.38

Notes:

(1)	Net income includes a Japanese consumption tax recovery of $0.7 million.

(2)	Net income includes a tax benefit of $1.1 million.

(3)	Net income includes a tax benefit of $1.7 million and a restructuring charge of $0.7 million.

(4)	Net income includes a tax benefit of $1.8 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

      Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      (b) Changes in internal controls over financial reporting.

      There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for January 25, 2005, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      Information regarding our directors is incorporated by reference to the information under the heading “Proposal One — Election of Directors” in our Proxy Statement.

      Information regarding our executive officers is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Executive Officers of the Company.”

      Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Audit Committee Financial Expert

      Our Board of Directors has determined that there is currently no Audit Committee Financial Expert (as that term is defined in applicable rules of the Securities and Exchange Commission) serving on our audit committee. Our Board of Directors is currently evaluating potential candidates for this position.

Code of Ethics

      We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which has been filed and is incorporated as Exhibit 14 to this Report on Form 10-K.

Item 11.	Executive Compensation

      Information regarding the compensation of our executive officers and directors is incorporated by reference from the information under the headings “Executive Compensation” and “Certain Transactions” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference to the information under the headings “Security Ownership of Principal Stockholders and Management” and “Executive Compensation – Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference to the information under the caption “Certain Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

      Incorporated by reference to the information under the caption “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

      Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

2.	Financial Statement Schedules

      Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

3.	Exhibits

      The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

2.1		Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.1 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
3.1		Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2		Bylaws of the Registrant, as amended through November 20, 2003 — incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report Form 10-K dated December 5, 2003.
10.1		Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10	.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Form 10-K dated December 17, 2001.
10	.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10	.4*	1998 Stock Plan, as amended October 28, 2003 (related agreements are incorporated by reference to Exhibit 10.5 to our Form 10-Q dated May 15, 2003.).
10	.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 17, 2001.
10.7		Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 20, 2002.
10.8		Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.9		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.0 to our Form 10-Q dated May 3, 2004.
10.10		License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11		International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12		Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.

Exhibit
Number		Description

10	.13*	Executive Officer Fiscal Year 2005 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 3, 2004.
11.1		Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14		Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

      We will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed by us during the quarter ended September 30, 2004:

1.	On July 22, 2004, we filed a Current Report on Form 8-K to furnish information concerning our results of operations.

2.	On August 31, 2004, we filed a Current Report on Form 8-K regarding Tekelec’s election to extend the maturity date of certain notes payable by us.

3.	On September 7, 2004, we filed a Current Report on Form 8-K regarding our filing of a preliminary prospectus in connection with our shelf Registration Statement.

4.	On September 7, 2004, we filed a Current Report on Form 8-K regarding a public offering of our securities.

5.	On September 15, 2004, we filed a Current Report on Form 8-K including an opinion of counsel and a form of underwriting agreement.

6.	On September 16, 2004, we filed a Current Report on Form 8-K regarding the pricing of our underwritten public offering.

7.	On September 21, 2004, we filed a Current Report on Form 8-K including a definitive underwriting agreement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have as duly caused the report to be signed on our behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

By:	/s/ RICHARD A. KARP

Richard A. Karp
Chief Executive Officer & Chairman of the Board

Date: December 10, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD A. KARP (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 10, 2004

/s/ CHRISTOPHER A. STEPHENSON (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 10, 2004

/s/ CHARLES L. WAGGONER (Charles L. Waggoner)	Director	December 10, 2004

/s/ JOHN M. SCANDALIOS (John M. Scandalios)	Director	December 10, 2004

/s/ NANCY H. KARP (Nancy H. Karp)	Director	December 10, 2004

/s/ HENRY P. MASSEY, JR. (Henry P. Massey, Jr.)	Director	December 10, 2004

/s/ PETER CROSS (Peter Cross)	Director	December 10, 2004

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Asset Purchase Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.1 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
3.1		Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2		Bylaws of the Registrant, as amended through November 20, 2003 — incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report Form 10-K dated December 5, 2003.
10.1		Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10	.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Form 10-K dated December 17, 2001.
10	.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10	.4*	1998 Stock Plan, as amended October 28, 2003 (related agreements are incorporated by reference to Exhibit 10.5 to our Form 10-Q dated May 15, 2003.).
10	.5*	1998 Employee Stock Purchase Plan and related agreements — incorporated by reference to Exhibit 10.6 to Registration Statement No. 333-56627.
10.6		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 17, 2001.
10.7		Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 20, 2002.
10.8		Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.9		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.0 to our Form 10-Q dated May 3, 2004.
10.10		License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11		International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12		Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
10	.13*	Executive Officer Fiscal Year 2005 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated November 3, 2004.
11.1		Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14		Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney. Contained in the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.