Form 10-Q
period 2004-12-31
CATAPULT COMMUNICATIONS CORP
filed 2005-02-09
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
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

     As of January 28, 2005, there were 14,654,135 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$42,513	$18,320
Short-term investments	14,464	34,350
Accounts receivable, net	14,805	10,110
Inventories	2,617	2,380
Deferred income taxes	990	985
Prepaid expenses and other current assets	1,259	1,638

Total current assets	76,648	67,783
Property and equipment, net	2,384	2,640
Goodwill	49,394	49,394
Other intangible assets, net	4,817	5,072
Other assets	3,322	3,382

Total assets	$136,565	$128,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,164	$1,502
Accrued liabilities	5,776	5,546
Deferred revenue	8,177	5,388

Total current liabilities	15,117	12,436
Deferred revenue long term portion	304	70

Total liabilities	15,421	12,506

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	47,686	46,297
Deferred stock-based compensation	(30)	(39)
Accumulated other comprehensive income	827	660
Retained earnings	72,646	68,832

Total stockholders’ equity	121,144	115,765

Total liabilities and stockholders’ equity	$136,565	$128,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three months ended
	December 31,
	2004	2003
Revenues:
Products	$12,373	$8,421
Services	3,498	2,628

Total revenues	15,871	11,049

Cost of revenues:
Products	1,242	1,001
Services	821	720
Amortization of purchased technology	171	171

Total cost of revenues	2,234	1,892

Gross profit	13,637	9,157

Operating expenses:
Research and development	2,971	2,652
Sales and marketing	4,703	3,950
General and administrative	1,906	1,676

Total operating expenses	9,580	8,278

Income from operations	4,057	879
Interest income	224	194
Interest expense	—	(88)
Other income	7	104

Income before income taxes	4,288	1,089
Provision for income taxes	475	174

Net income	$3,813	$915

Net income per share:
Basic	$0.26	$0.07

Diluted	$0.25	$0.07

Shares used in per share calculation:
Basic	14,600	12,904

Diluted	15,147	13,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,813	$915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446	442
Amortization of deferred stock-based compensation	9	9
Amortization of intangible assets	255	255
Deferred income taxes	62	—
Amortization of premium on note payable	—	(102)
Change in assets and liabilities:
Accounts receivable	(4,728)	1,118
Inventories	(201)	(691)
Prepaid expenses and other current assets	418	435
Other assets	1	1
Accounts payable	(385)	(6)
Accrued liabilities	158	(92)
Deferred revenue	3,023	(236)

Net cash provided by operating activities	2,871	2,048

Cash flows from investing activities:
Sales and maturities of short-term investments	22,816	2,068
Purchase of short-term investments	(2,947)	(2,782)
Purchases of property and equipment	(155)	(106)

Net cash provided by (used in) investing activities	19,714	(820)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,389	252

Net cash provided by financing activities	1,389	252

Effect of exchange rate changes on cash and cash equivalents	219	135

Increase in cash and cash equivalents	24,193	1,615
Cash and cash equivalents, beginning of period	18,320	11,770

Cash and cash equivalents, end of period	$42,513	$13,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND BASIS OF PRESENTATION

     Catapult Communications Corporation and its subsidiaries (“we” or the “Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in 1985, was reincorporated in Nevada in 1998 and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China and Australia,. Management has determined that we conduct our business within one global industry segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, and filed with the SEC on December 10, 2004. The unaudited condensed consolidated financial statements as of December 31, 2004, and for the three months ended December 31, 2004 and 2003, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2004 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004) (“SFAS 123 (R)”), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. SFAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. As a public entity, we are required to apply SFAS 123 (R) using a modified version of prospective application. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. We have not completed our evaluation of the effect of SFAS 123 (R) and have not made an election with respect to retrospective application.

     In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. However, as we do not include amounts of idle facility expense, freight, handling costs and wasted material in our inventory, the adoption of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

     In October 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law, allowing U.S. companies to repatriate accumulated income from abroad by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations, and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. We are currently evaluating whether, and to what extent, to repatriate accumulated income from abroad under the provisions of the Act. Until such evaluation is complete, we have not accrued income taxes on the accumulated undistributed earnings of our Irish subsidiary, as these earnings are currently expected to be reinvested indefinitely.

NOTE 3 — STOCK-BASED COMPENSATION

     We currently account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. We also comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. The changes that will be required by SFAS No. 123 (R) are discussed in Note 2 above.

     Had compensation expense been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes option pricing model prescribed by SFAS No. 123, our pro forma net income and pro forma basic and diluted earnings per share would have been as set forth in the table below. Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

	Three months ended
	December 31,
	2004	2003
	(in thousands, except per share data)
Net income, as reported	$3,813	$915
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	8

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(678)	(596)

Pro forma net income	$3,143	$327

Net income per share:
Basic, as reported	$0.26	$0.07

Basic, pro forma	$0.22	$0.03

Diluted, as reported	$0.25	$0.07

Diluted, pro forma	$0.21	$0.03

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2004	2003	2004	2003
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	2.67 years	2.70 years	0.5 years	0.5 years
Risk-free interest rate	3.08%	2.85%	1.68%	1.13%
Expected volatility	83.4%	90.1%	58.5%	71.9%

NOTE 4 — BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares issued during the period from the exercise of options using the treasury stock method.

	Three months ended
	December 31,
	2004	2003
	(in thousands, except per share data)
Net income	$3,813	$915

Weighted average shares outstanding	14,600	12,904
Dilutive options	547	292

Weighted average shares assuming dilution	15,147	13,196

Net income per share:
Basic	$0.26	$0.07

Diluted	$0.25	$0.07

Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended
	December 31,
	2004	2003
Common stock options	17	769

Convertible notes payable	—	1,081

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

     We performed our most recent annual impairment test on September 30, 2004, and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2004 and December 31, 2004, there were no changes to the Company’s goodwill balance of $49.4 million.

     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2004			As of December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$(1,428)	$3,372	$4,800	$(1,599)	$3,201
Trade names	1,000	(298)	702	1,000	(334)	666
Customer relationships	1,000	(298)	702	1,000	(334)	666
Non-compete agreements	400	(104)	296	400	(116)	284
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(2,528)	$5,072	$7,600	$(2,783)	$4,817

     The estimated future amortization expense of purchased intangible assets as of December 31, 2004 was as follows:

Amount
Fiscal Year	(in millions)

2005 (remaining 9 months)	$0.7
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$4.8

NOTE 6 — WARRANTY ACCRUAL

     The following table represents the activity in warranty accrual for the three months ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Balance at beginning of period	$69	$60
Warranty accrual used during the period	(18)	(17)
Accruals for warranties issued during the period	33	25

Balance at end of period	$84	$68

NOTE 7 — COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended
	December 31,
	2004	2003
	(in thousands)
Net income	$3,813	$915
Currency translation adjustment	183	103
Unrealized losses on investments, net	(16)	(7)

Comprehensive income	$3,980	$1,011

NOTE 8 — INVENTORIES

	December 31,	September 30,
	2004	2004
	(in thousands)
Raw materials	$2,036	$1,908
Work-in-process	299	298
Finished goods	282	174

	$2,617	$2,380

NOTE 9 — CONVERTIBLE NOTES PAYABLE

     In connection with the acquisition of the Network Diagnostic Business (“NDB”) from Tekelec in August 2002, our Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million, respectively. These notes were guaranteed by us, bore interest at 2% per annum and were due and payable on or before August 30, 2004. The two notes were converted by

Tekelec in September 2004 into 1,081,250 shares of our common stock.

     The fair value of the notes was $18.1 million, which was recorded on the balance sheet as at the date they were issued. The valuation premium of $0.8 million was amortized to interest income over the term of the notes on an effective interest method.

NOTE 10 — ISSUANCE OF COMMON STOCK

     In September 2004, as part of our public offering under our previously filed “shelf” Registration Statement on Form S-3 (File No. 333-112610) which was declared effective by the Securities and Exchange Commission on March 31, 2004, we issued 200,000 shares of our common stock at a public offering price of $18.97 per share. After underwriting discounts and commissions of approximately $190,000 and capitalized external incremental costs of approximately $602,000, the net proceeds to us were approximately $3,002,000. Also sold under the public offering were 300,000 outstanding shares held by certain selling stockholders and 1,081,250 shares that were registered upon conversion of the notes issued to Tekelec described in Note 9 above.

NOTE 11 — REPURCHASE OF COMMON STOCK

     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued. In addition, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2002 and 2004 and the three months ended December 31, 2004, we repurchased no shares. As of December 31, 2004, we are authorized to repurchase an additional 1,742,600 shares of our common stock under the stock repurchase program.

NOTE 12 — INCOME TAXES

     Our provision for income taxes consists of federal, state and foreign taxes. We recorded a tax provision of $475,000 and $174,000 in the three months ended December 31, 2004 and 2003, respectively. The provision in 2004 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program.

NOTE 13 — GEOGRAPHIC INFORMATION

     We are organized to operate in and service a single global industry segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

	North				Consolidated
	America	Europe	Japan	Rest of World	Total
Three months Ended December 31, 2004
Revenues from unaffiliated customers	$6,531	$4,892	$3,243	$1,205	$15,871

As of December 31, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$1,733	$378	$273	$—	$2,384

Three months Ended December 31, 2003
Revenues from unaffiliated customers	$4,224	$3,210	$3,545	$70	$11,049

As of September 30, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$2,034	$339	$267	$—	$2,640

     Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

     Revenues in the United States represented 32% and 40% of our total revenues in the three months ended December 31 2003 and 2004, respectively. Customers located in Germany accounted for 13% of our consolidated net revenues to unaffiliated customers for the three months ended December 31, 2004. Operations in Ireland accounted for 34% and 31% of our consolidated identifiable assets at December 31, 2003 and 2004, respectively.

NOTE 14 — CUSTOMER INFORMATION

     We currently sell our products to a small number of customers. In the three months ended December 31, 2003 and 2004, customers representing 10% or more of revenues were as follows:

	Percentage of Revenues
	for the three months ended December 31,
	2003	2004
Customer A	18%	<10%
Customer B	14%	<10%
Customer C	<10%	17%
Customer D	<10%	13%
Customer E	<10%	10%

NOTE 15 — CONTINGENCIES

     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($16,867,210 as at December 31, 2004) plus legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

     From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, “Accounting for Contingencies,” we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period. We believe that, given our current liquidity and cash and investment balances, were we to receive an adverse judgment with respect to litigation that we are currently a party to, such a judgment would not have a material impact on liquidity.

NOTE 16 — SUBSEQUENT EVENT

     On January 14, 2005, we filed a post-effective amendment to our “shelf” Registration Statement with the Securities and Exchange Commission terminating the offering of shares thereunder and removing from registration all 1,356,563 shares remaining unsold as of the termination of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2004, filed on December 10, 2004.

Forward-looking Statements

     This report on Form 10-Q contains statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this prospectus, the documents incorporated herein by reference and any supplement to this prospectus. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.

     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors” and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2004, filed on December 10, 2004.

     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time by us or on our behalf.

Overview

Our Business and Products

     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry.

     Our telecommunications test product line consists of three products: the DCT system, originally introduced in 1985 and since extensively enhanced; the MGTS system, acquired in 2002 in connection with the acquisition of NDB; and the Chameleon protocol analyzer released in the fourth calendar quarter of 2004.

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

     DCT and MGTS systems consist of advanced proprietary software running on third-party Sun Microsystems Solaris™ UNIX™-based workstations or Linux™-based computers together with our proprietary hardware interfaces. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for DCT and MGTS systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A DCT or MGTS system sale typically ranges in price from approximately $50,000 to over $250,000.

     The Chameleon protocol analyzer consists of advanced proprietary software running on a third-party Linux-based rack-mount or portable personal computer together with our proprietary hardware interfaces. A Chameleon protocol analyzer typically will range in price from approximately $30,000 to $45,000.

Conditions and Trends in Our Industry

     Over the course of our last fiscal year ended September 30, 2004, there was increasing evidence that the severe decline that the telecommunications industry had experienced in the previous two years had ended and that at least the beginnings of a recovery were in evidence. This improvement in market conditions resulted in increased purchasing of our products and services by our customers overseas, where third generation wireless deployment has begun. In North America, where third generation wireless deployment had yet to begin except in a few markets, our revenues were unchanged from the previous year.

     In the three months ended December 31, 2004, we saw continuing evidence of improving market conditions in our Europe and Rest of World regions, as well as evidence of improvement in the North American market. In Japan, although revenues decreased by 9% in comparison with the same period in the previous year, we saw strong order input which resulted in an uncharacteristically high level of backlog as of December 31, 2004.

Summary of Our Financial Performance in the First Quarter of Fiscal 2005

     Our financial performance in the three months ended December 31, 2004 improved significantly over our performance in the same period in the previous year: our revenues increased by 44% to $15.9 million and our net income increased by 317% to $3.8 million.

     Three major factors contributed to this improved financial performance:

•	In North America and Europe, our revenues increased by 55% and 52%, respectively, and our Rest of World revenues increased from $0.1 million to $1.2 million, all due to the improvement in market conditions discussed above.

•	Our overall gross profit margin improved by three percentage points due principally to economies of scale in both products and services, as revenues increased more than the associated costs.

•	We limited the increase in our operating expenses to 16%, well below the 44% increase in total revenues. The principal reasons for the increase in operating expenses were increased variable compensation related to above-target performance, a 3% increase in headcount, increased product development and testing costs and increased legal and accounting expenses due to increased regulatory compliance costs.

     During the first quarter of fiscal 2005, our cash, cash equivalents and short-term investments increased by $4.3 million, of which $2.9 million was provided by operating activities and $1.4 million was provided from the sale of stock under our stock option and employee share purchase plans. Capital expenditures in the first quarter of fiscal 2005 amounted to $0.2 million.

Critical Accounting Policies and Estimates

     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2004.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our condensed consolidated statements of income to total revenues.

	For the three months ended
	December 31,
	2004	2003
Revenues:
Products	78.0%	76.2%
Services	22.0	23.8

Total revenues	100.0	100.0

Cost of revenues:
Products	7.8	9.1
Services	5.2	6.5
Amortization of purchased technology	1.1	1.5

Total cost of revenues	14.1	17.1

Gross profit	85.9	82.9

	For the three months ended
	December 31,
Operating expenses:
Research and development	18.7	24.0
Sales and marketing	29.6	35.7
General and administrative	12.0	15.2

Total operating expenses	60.3	74.9

Income from operations	25.6	8.0
Interest income	1.4	1.8
Interest expense	—	(0.8)
Other income	—	0.9

Income before income taxes	27.0	9.9

Provision for income taxes	3.0	1.6

Net income	24.0%	8.3%

Gross margin on product sales	90.0%	88.1%

Gross margin on services	76.5%	72.6%

Comparison of the Three-Month Periods Ended December 31, 2004 and 2003

     Revenues

     Our revenues increased by approximately 44% from $11.0 million for the three months ended December 31, 2003 to $15.9 million for the three months ended December 31, 2004. Over the same period, product revenues increased by approximately 47% from $8.4 million to $12.4 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems due to the improvement in market conditions discussed above. Services revenues increased approximately 33% from $2.6 million to $3.5 million. The increase in services revenues was due primarily to an increase in the number and value of DCT and MGTS system maintenance contracts.

     For the reasons discussed above under the heading “Conditions and Trends in Our Industry”, our revenues by geographic region varied as follows. North American revenues increased by 55% from $4.2 million in the three months ended December 31, 2003 to $6.5 million in the three months ended December 31, 2004. Over the same period, European revenues increased by 52% from $3.2 million to $4.9 million, Japanese revenues decreased by 9% from $3.5 million to $3.2 million and Rest of World revenues increased from $0.1 million to $1.2 million.

     A 3% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of increasing our revenues by $0.1 million. In Europe, because almost all customer orders are denominated in dollars, the 8% increase in the value of the Euro and the 9% increase in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of the dollar against those currencies has made our dollar denominated product prices more favorable to our European customers when expressed in their local currencies, and this may have resulted in increased purchases by these customers.

     Information on revenues from major customers is provided in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased approximately 24% from $1.0 million for the three months ended December 31, 2003 to $1.2 million for the three months ended December 31, 2004 and gross profit margin on product revenues increased from 88% to 90% due principally to economies of scale in our manufacturing operation.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 14% from $0.7 million for the three months ended December 31, 2003 to $0.8 million for the three months ended December 31, 2004, reflecting an increase of 19%, or 4 employees, in the number of customer support personnel. Gross profit margin on services revenues increased from 73% to 77% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $0.2 million in the three months ended December 31, 2004 compared with the same period the previous year.

     Cost of revenues expressed as a percentage of revenues did not vary significantly by geographic region.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, because we release our products as soon as technological feasibility is established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 12% from $2.7 million for the three months ended December 31, 2003 to $3.0 million for the three months ended December 31, 2004 reflecting an increase of $0.1 million in new product development and testing costs. As a percentage of total revenues, research and development expenses decreased from 24% to 19% over the same period. We expect research and development expenses in each of the remaining quarters of the current fiscal year to be approximately 15% higher than in the three months ended December 31, 2004, primarily as a result of an anticipated increase in the number of engineering employees.*

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochures and trade show costs. Sales and marketing expenses increased by approximately 19% from $4.0 million for the three months ended December 31, 2003 to $4.7 million for the three months ended December 31, 2004, reflecting an increase of 4%, or 4 employees, in the number of sales and marketing personnel, an increase of $0.3 million in variable compensation due to higher above-target performance, and an exchange rate driven increase of $0.1 million due to average increases of 3% in the Japanese yen, 9% in the British pound and 8% in the Euro against the US dollar. As a percentage of total revenues, sales and marketing expenses decreased from 36% to 30% over the same period. We expect quarterly sales and marketing expenses to remain relatively constant over the remainder of the current fiscal year.*

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 14% from $1.7 million for the three months ended December 31, 2003 to $1.9 million for the three months ended December 31, 2004, reflecting primarily an increase of $0.1 million in legal and accounting expenses due to increased regulatory compliance costs. As a percentage of total revenues, general and administrative expenses decreased from 15% to 12% over the same period. We expect general and administrative expenses in each of the remaining quarters of the current fiscal year to be approximately 5% higher than in the three months ended December 31, 2004, primarily as a result of further anticipated increases in regulatory compliance costs of meeting the requirements of Section 404 of the Sarbanes-Oxley Act.*

Provision for income taxes

     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $0.5 million, or 11% of pre-tax income, in the three months ended December 31, 2004, compared with a provision of $0.2 million, or 16% of pre-tax income, for the three months ended December 31, 2003. The provision for the three months ended December 31, 2004 reflected a $0.3 million benefit from additional research and development tax benefits claimed with respect to prior periods. In the absence of these benefits, we would have recorded a tax provision at a rate of 19% of pre-tax income. Our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations.

Liquidity and Capital Resources

     We have financed our operations primarily through cash generated from operations, from the proceeds of our initial public offering completed in early 1999 and from the proceeds of a second public offering completed in September 2004. The proceeds to us from the 1999 and 2004 offerings, net of underwriter fees and offering costs, were approximately $19.2 million and $3.0 million, respectively.

     Our purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by our Irish subsidiary and were guaranteed by us. These notes were converted by Tekelec into 1,081,250 shares of our common stock in September 2004.

     Our operating activities provided cash of $2.0 million and $2.9 million in the three months ended December 31, 2003 and 2004, respectively. In each of these years, net income was the primary component of cash flows from operating activities, providing $0.9 million and $3.8 million in the three months ended 2003 and 2004, respectively. Cash generated by net income was increased by adjustments for non-cash charges totaling $0.7 million and $0.8 million in the three months ended December 31, 2003 and 2004, respectively. Finally, our cash flows from operations are affected by changes in current assets and liabilities. These changes in non-cash working capital components increased cash flow from operations by $0.4 million in the three months ended December 31, 2003 and decreased cash flow from operations by $1.7 million in the three months ended December 31, 2004.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding increased from 78 days at December 31, 2003 to 85 days at December 31, 2004 primarily due to higher maintenance renewal invoicing in the latter period. Because maintenance is generally invoiced in advance, maintenance invoices increase accounts receivable at the end of a period but have little or no impact on revenues for that period. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

     Investing activities have consisted of two components: purchases of property and equipment, and purchases and sales of short-term investments. Purchases of property and equipment increased from $0.1 million in the three months ended December 31, 2003 to $0.2 million in the three months ended December 31, 2004. We expect that purchases of property and equipment for the full fiscal year ending September 30, 2005 will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in our professionally managed investment portfolios. Those portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments used cash of $0.7 million and provided cash of $19.9 million in the three months ended December 31, 2003 and 2004, respectively.

     Financing activities provided cash of $0.3 million and $1.4 million in the three months ended December 31, 2003 and 2004, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.

     As of December 31, 2004, we had working capital of $61.5 million, cash and cash equivalents of $42.5 million and short-term investments of $14.5 million. As of December 31, 2004, we had the following contractual obligations, in millions:

	Payments Due by Period
		Less Than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$4.9	$1.2	$2.1	$1.4	$0.2

Total contractual cash obligations	$4.9	$1.2	$2.1	$1.4	$0.2

     We believe that inflation has not had a material impact on our liquidity or cash requirements.

     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.*

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (“SFAS 123 (R)”), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We are required to apply SFAS 123 (R) on a modified prospective method. Under this method, we are required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, we may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in our pro forma disclosures that had been required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. We have not completed our evaluation of the effect that SFAS 123 (R), but we believe that the effect will be consistent with the application disclosed in our pro forma disclosures.

     In December 2004, FASB issued SFAS 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. However, as we do not include amounts of idle facility expense, freight, handling costs and wasted material in our inventory, the adoption of SFAS 151 is not expected to have a material impact on our financial position or results of operations.

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

          Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2004, the top five customers represented approximately 55% of total revenues. In the three months ended December 31, 2004, the top five customers represented approximately 58% of revenues. We typically see a higher level of customer concentration in a three month period than in a full fiscal year. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

          We originally introduced our new Chameleon product in February 2004 and announced our intention to begin shipping this product to customers in May 2004 for beta testing. However, due to delays associated with development and testing, Chameleon was not commercially released and made available for beta testing until technological feasibility was established in the fourth calendar quarter of 2004. This delay may have caused us to miss a portion of the market window for Chameleon as we believe that mobile telecommunications operators may have made or may make many of their key 3G maintenance procurement decisions before Chameleon is evaluated.

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

          Our test systems currently operate only on Sun Microsystems’s Solaris™ and the Linux™ operating systems. Our current and prospective customers may require other operating systems, such as Windows 2000™ or Windows XP™, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could adversely affect our operations and overall profitability.

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

Risks Related to Our Stock

The requirement to record an expense for our stock-based compensation plans, and the resultant ongoing accounting charges, will significantly reduce our reported net income and net income per share, and the price of our stock could drop significantly.

          On October 13, 2004, the Financial Accounting Standards Board (FASB) issued Statement 123R, “Share-Based Payment,” which requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for interim or annual periods beginning after June 15, 2005. Our future adoption of FASB Statement 123R will require us to record an expense for stock-based compensation plans and will result in ongoing accounting charges that will significantly reduce our net income. See Notes 2 and 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.

          Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of December 31, 2004, Richard A. Karp, our Chief Executive Officer and Chairman of our Board, beneficially owned 2,955,352 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,355,301 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. In connection with their sales of stock in October and November 2004, Dr. Karp and Ms. Karp entered into lock-ups terminating February 8, 2005.

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

          As of December 31, 2004, Dr. Karp beneficially owned 2,955,352 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

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

          Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we will be required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal controls over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our controls over financial reporting. In the course of preparing our assessment, we may identify deficiencies which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

          At December 31, 2004 we had forward exchange contracts maturing in fiscal 2005 to sell approximately $1.3 million in Japanese Yen. The fair market value of these contracts at December 31, 2004 was not material. We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in foreign exchange rates and believe that any such losses would not be material.*

Interest Rate Risk

          Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of December 31, 2004, short-term investments consisted of available-for-sale securities of $14.5 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2004, the decline in the fair value of the portfolio would not be material to our financial position.

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

CATAPULT COMMUNICATIONS CORPORATION

Date: February 9, 2005	By: /s/ Christopher A. Stephenson

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