Form 10-Q
period 2005-03-31
CATAPULT COMMUNICATIONS CORP
filed 2005-05-03
CIK 1063085

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     As of April 22, 2005, there were 14,700,274 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	September 30,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$25,743	$20,108
Short-term investments	38,941	32,562
Accounts receivable, net	12,623	10,110
Inventories	2,550	2,380
Deferred income taxes	989	985
Prepaid expenses and other current assets	1,518	1,638

Total current assets	82,364	67,783
Property and equipment, net	2,234	2,640
Goodwill	49,394	49,394
Other intangible assets, net	4,561	5,072
Other assets	3,299	3,382

Total assets	$141,852	$128,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,134	$1,502
Accrued liabilities	5,916	5,546
Deferred revenue	7,425	5,388

Total current liabilities	14,475	12,436
Deferred revenue long term portion	373	70

Total liabilities	14,848	12,506

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	48,188	46,297
Deferred stock-based compensation	(21)	(39)
Accumulated other comprehensive income	747	660
Retained earnings	78,075	68,832

Total stockholders’ equity	127,004	115,765

Total liabilities and stockholders’ equity	$141,852	$128,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Products	$15,095	$13,931	$27,468	$22,352
Services	3,955	3,311	7,453	5,939

Total revenues	19,050	17,242	34,921	28,291

Cost of revenues:
Products	1,429	1,565	2,671	2,566
Services	852	911	1,673	1,631
Amortization of purchased technology	172	172	343	343

Total cost of revenues	2,453	2,648	4,687	4,540

Gross profit	16,597	14,594	30,234	23,751

Operating expenses:
Research and development	3,211	3,068	6,182	5,720
Sales and marketing	4,802	4,661	9,505	8,611
General and administrative	2,026	1,779	3,932	3,455

Total operating expenses	10,039	9,508	19,619	17,786

Operating income	6,558	5,086	10,615	5,965
Interest income	289	185	513	379
Interest expense	—	(87)	—	(175)
Other income (expense), net	(144)	58	(137)	162

Income before income taxes	6,703	5,242	10,991	6,331
Provision for income taxes	1,273	712	1,748	886

Net income	$5,430	$4,530	$9,243	$5,445

Net income per share:
Basic	$0.37	$0.35	$0.63	$0.42

Diluted	$0.36	$0.32	$0.61	$0.39

Shares used in per share calculation:
Basic	14,676	13,000	14,637	12,952

Diluted	15,103	14,570	15,129	14,425

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,243	$5,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	892	892
Amortization of deferred stock-based compensation	18	18
Amortization of intangible assets	511	510
Provision for doubtful accounts	40	104
Deferred income taxes	62	—
Amortization of premium on note payable	—	(204)
Change in assets and liabilities:
Accounts receivable	(2,575)	(2,514)
Inventories	(156)	(538)
Prepaid expenses and other current assets	146	(1,055)
Other assets	23	5
Accounts payable	(405)	25
Accrued liabilities	338	2,666
Deferred revenue	2,340	890

Net cash provided by operating activities	10,477	6,244

Cash flows from investing activities:
Sales and maturities of short-term investments	20,341	17,157
Purchases of short-term investments	(26,758)	(23,082)
Purchases of property and equipment	(467)	(346)

Net cash used in investing activities	(6,884)	(6,271)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,890	1,392

Net cash provided by financing activities	1,890	1,392

Effect of exchange rate changes on cash and cash equivalents	152	231

Increase in cash and cash equivalents	5,635	1,596
Cash and cash equivalents, beginning of period	20,108	8,769

Cash and cash equivalents, end of period	$25,743	$10,365

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

     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, and filed with the SEC on December 10, 2004. The unaudited condensed consolidated financial statements as of March 31, 2005, and for the three and six months ended March 31, 2005 and 2004, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2004 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004), “SFAS No. 123(R)”, Share-Based Payment. SFAS No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. On April 14, 2005, the SEC approved a new rule that for public companies delays the effective date of SFAS No. 123(R) to annual, rather than interim, periods that begin after June 15, 2005. We may elect to apply SFAS No. 123(R) using the modified prospective application method, under which we would record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, without restating prior periods. Alternatively, we may elect to apply the modified retrospective application method, under which financial statements for prior periods would be adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We expect the adoption of SFAS No. 123(R) may have a material adverse effect on our reported net income per share. We are currently evaluating the extent of that impact and we have not made an election with respect to application method.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. This Statement requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. However, as we do not include amounts of idle facility expense, freight, handling costs and wasted material in our inventory, the adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 — STOCK-BASED COMPENSATION

     We currently account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25”. We also comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. The changes that will be required by SFAS No. 123(R) are discussed in Note 2 above.

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

	Three months
	ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income, as reported	$5,430	$4,530	$9,243	$5,445
Add: Interest on convertible notes payable, net of related tax effects	—	78	—	152
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	8	15	16

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(612)	(541)	(1,290)	(1,137)

Pro forma net income, for basic earnings per share	$4,825	$3,997	$7,968	$4,324

Pro forma net income, for diluted earnings per share	$4,825	$4,075	$7,968	$4,476

Net income per share:
Basic, as reported	$0.37	$0.35	$0.63	$0.42

Basic, pro forma	$0.33	$0.31	$0.54	$0.33

Diluted, as reported	$0.36	$0.32	$0.61	$0.39

Diluted, pro forma	$0.32	$0.28	$0.53	$0.31

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

	Employee Stock Option Plans		Employee Stock Option Plan
	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	2.68 years	2.70 years	2.67 years	2.70 years
Risk-free interest rate	3.56%	2.85%	3.39%	2.85%
Expected volatility	80.9%	90.1%	81.8%	90.1%

	Employee Stock Purchase Plans		Employee Stock Purchase Plan
	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.48%	1.15%	2.48%	1.15%
Expected volatility	47.0%	71.3%	47.0%	71.3%

NOTE 4—BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares issued during the period from the exercise of options using the treasury stock method.

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net income	$5,430	$4,530	$9,243	$5,445

Interest on note payable, net of taxes	0	78	0	152

Net Income, for diluted earnings per share	$5,430	$4,608	$9,243	$5,597

Weighted average shares outstanding	14,676	13,000	14,637	12,952
Dilutive options	427	489	492	392
Convertible notes payable	0	1,081	0	1,081

Weighted average shares assuming dilution	15,103	14,570	15,129	14,425

Net income per share:
Basic	$0.37	$0.35	$0.63	$0.42

Diluted	$0.36	$0.32	$0.61	$0.39

     Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Common stock options	300	149	228	559

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

     We performed our most recent annual impairment test on September 30, 2004, and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2004 and March 31, 2005, there were no changes to the Company’s goodwill balance of $49.4 million or indicators of impairment.

     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and backlog that was amortized over a period of six months, as follows (in thousands):

	As of September 30, 2004			As of March 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$(1,428)	$3,372	$4,800	$(1,772)	$3,028
Trade names	1,000	(298)	702	1,000	(369)	631
Customer relationships	1,000	(298)	702	1,000	(369)	631
Non-compete agreements	400	(104)	296	400	(129)	271
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(2,528)	$5,072	$7,600	$(3,039)	$4,561

     The estimated future amortization expense of purchased intangible assets as of March 31, 2005 was as follows:

Amount
Fiscal Year	(in millions)

2005 (remaining 6 months)	$0.5
2006	1.0
2007	1.0
2008	1.0
Thereafter	1.1

Total	$4.6

NOTE 6—WARRANTY ACCRUAL

     The following table represents the activity in warranty accrual for the six months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Balance at beginning of period	$69	$60
Warranty accrual used during the period	(41)	(34)
Accruals for warranties issued during the period	48	42

Balance at end of period	$76	$68

NOTE 7—COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$5,430	$4,530	$9,243	$5,445
Currency translation adjustment	(59)	82	124	185
Unrealized gains (losses) on investments, net	(21)	3	(37)	(4)

Comprehensive income	$5,350	$4,615	$9,330	$5,626

NOTE 8—INVENTORIES

	March 31,	September 30,
	2005	2004
	(in thousands)
Raw materials	$2,147	$1,908
Work-in-process	283	298
Finished goods	120	174

	$2,550	$2,380

NOTE 9—CONVERTIBLE NOTES PAYABLE

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

NOTE 10—ISSUANCE OF COMMON STOCK

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

NOTE 11—REPURCHASE OF COMMON STOCK

     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued stock. In the same period, treasury stock with a carrying value of $300,000 that had previously been repurchased was restored to the status of authorized but unissued stock. In the years ended September 30, 2002 and 2004 and the six months ended March 31, 2005, we repurchased no shares. As of March 31, 2005, we are authorized to repurchase an additional 1,742,600 shares of our common stock under the stock repurchase program.

NOTE 12—INCOME TAXES

     Our provision for income taxes consists of federal, state and foreign taxes. We recorded a tax provision of $1.3 million and $712,000 in the three months ended March 31, 2005 and March 31, 2004, respectively and $1.7 million and $886,000 in the six months ended March 31, 2005 and March 31, 2004, respectively. The provision in the six months ended March 31, 2005 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program.

NOTE 13—GEOGRAPHIC INFORMATION

     We are organized to operate in and service a single global industry segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

	North				Consolidated
	America	Europe	Japan	Rest of World	Total
		(in thousands)
Six months Ended March 31, 2005
Revenues from unaffiliated customers	$10,473	$9,524	$11,604	$3,320	$34,921

As of March 31, 2005
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	1,480	470	284	—	2,234

Six months Ended March 31, 2004
Revenues from unaffiliated customers	$6,920	$5,947	$14,697	$727	$28,291

As of September 30, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	2,034	339	267	—	2,640

     Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

     Revenues in the United States represented 26% and 20% of our total revenues in the six months ended March 31 2005 and 2004, respectively, and revenues from Germany accounted for 10% of our consolidated net revenues from unaffiliated customers for the six months ended March 31, 2005. Operations in Ireland accounted for 32% and 39% of our consolidated identifiable assets at March 31, 2005 and 2004, respectively.

NOTE 14—CUSTOMER INFORMATION

     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of March 31, 2005 or September 2004, or 10% or more of our revenues for the three months or six months ended March 31, 2005 or 2004 were as follows:

	Percentage of Accounts
	Receivable as of			Percentage of Revenue
			Three months ended		Six months ended
	March 31,	September 30,	March 31,		March 31,
	2005	2004	2005	2004	2005	2004
Customer A	<10%	<10%	<10%	33%	<10%	21%
Customer B	23%	14%	15%	<10%	16%	<10%
Customer C	<10%	12%	11%	24%	<10%	16%
Customer D	18%	<10%	12%	<10%	<10%	<10%
Customer E	<10%	<10%	18%	<10%	12%	<10%
Customer F	<10%	<10%	<10%	<10%	<10%	10%

NOTE 15—RECLASSIFICATION

     Certain auction rate securities have been reclassified from cash equivalents to short-term investments in prior periods. Auction rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have interest rate resets through a modified Dutch auction, at pre-determined short-term intervals, usually every 7, 28 or 35 days. They trade at par and are callable at par on any interest payment date at the option of the issuer. Interest paid during a given period is based upon the interest rate determined during the prior auction.

     Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. Based on our ability either to liquidate our holdings or to roll our investment over to the next reset period, we had historically classified some or all of these instruments as cash equivalents if the period between interest rate resets was 90 days or less.

     We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

     Certain variable rate demand and pre-refunded securities have been reclassified from short-term investments to cash equivalents in prior periods. Like auction rate securities, variable rate demand and pre-refunded securities are issued and rated as long term bonds but, unlike auction rate securities, variable rate demand and pre-refunded securities are subject to a redemption requirement on the part of the issuer prior to the originally established maturity dates. For this reason, variable rate demand and pre-refunded securities with required redemption dates within 90 days of the date purchased are more appropriately classified as cash equivalents.

     Based upon our re-evaluation of these securities, we have reclassified as short-term investments any auction rate securities previously classified as cash equivalents in each of the accompanying consolidated balance sheets. We have also reclassified as cash equivalents any variable rate demand and pre-refunded securities previously classified as short-term investments. This resulted in a reclassification from short-term investments to cash and cash equivalents of $1.8 million on the September 30, 2004 balance sheet. In addition, purchases of short-term and long-term investments and sales of short-term investments included in the accompanying consolidated statements of cash flows have been revised to reflect the purchase and sale of auction rate, variable rate demand and pre-refunded securities in the appropriate categories during the periods presented.

NOTE 16 — CONTINGENCIES

     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($16,161,917 as at March 31, 2005) plus legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

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

          We offer a single line of software-based telecommunications test products operating on a common hardware platform range. This product line includes the DCT system, originally introduced in 1985 and since extensively enhanced; the MGTS system, acquired in 2002 in connection with the acquisition of NDB; and the Chameleon protocol analyzer, released in the fourth calendar quarter of 2004.

          Our products perform a variety of test and analysis functions, including design and feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis. We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:

•	Third and Fourth Generation Cellular (3G and 4G), including UMTS and cdma2000;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).

          Our extensive technical know-how and proprietary software development tools enable us to implement test support for new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol test modules, large selection of proprietary hardware physical interfaces and versatile range of hardware platforms, our products are easily configured to support a wide variety of digital testing functions, thereby reducing customers’ needs for multiple test systems. In addition, our test systems’ multi-protocol, multi-user capabilities allow multiple complex testing operations to be performed simultaneously, helping our customers to accelerate their product development cycles.

          Our products consist of advanced proprietary software running on third-party Sun Microsystems Solaris™ UNIX™-based workstations or Linux™-based computers together with our proprietary hardware interfaces. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for our products vary from approximately $30,000 to over $250,000 depending upon the overall system configuration, including the number and type of software protocol modules and the number of hardware interfaces required by the customer.

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

     In the six months ended March 31, 2005, we saw continuing evidence of improving market conditions in our Europe and Rest of World regions, as well as evidence of improvement in the North American market. In Japan, revenues decreased by 21% in comparison with the same period in the previous year due to the loss in the latter period of fiscal year end budget surplus orders placed by our Japanese customers to a large Japanese OEM supplier to those customers. The resulting weak order input in Japan also resulted in a significant reduction in order backlog as at March 31, 2005 in comparison with a year earlier.

Summary of Our Financial Performance in the Second Quarter of Fiscal 2005

     Our financial performance in the three months ended March 31, 2005 improved over our performance in the same period in the previous year. Our revenues increased by 10% to $19.1 million and our net income increased by 20% to $5.4 million.

     Two major factors contributed to this improved financial performance:

•	In North America, Europe and Rest of World, our revenues increased by 46%, 69% and 222%, respectively, all due primarily to the improvement in market conditions discussed above.

•	Our overall gross profit margin improved by two percentage points due principally to a more favorable product mix.

     During the second quarter of fiscal 2005, our cash, cash equivalents and short-term investments increased by $7.7 million, of which $7.6 million was provided by operating activities. Capital expenditures in the second quarter of fiscal 2005 amounted to $0.3 million.

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

	For the three months ended		For the six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Products	79.2%	80.8%	78.7%	79.0%
Services	20.8	19.2	21.3	21.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	7.5	9.1	7.6	9.0
Services	4.5	5.3	4.8	5.8
Amortization of purchased technology	0.9	1.0	1.0	1.2

Total cost of revenues	12.9	15.4	13.4	16.0

Gross profit	87.1	84.6	86.6	84.0

Operating expenses:
Research and development	16.9	17.8	17.7	20.2
Sales and marketing	25.2	27.0	27.2	30.5
General and administrative	10.6	10.3	11.3	12.2

Total operating expenses	52.7	55.1	56.2	62.9

Income from operations	34.4	29.5	30.4	21.1
Interest income	1.5	1.1	1.5	1.3
Interest expense	—	(0.5)	—	(0.6)
Other income	(0.7)	0.3	(0.4)	0.6

Income before income taxes	35.2	30.4	31.5	22.4

Provision for income taxes	6.7	4.1	5.0	3.2

Net income	28.5%	26.3%	26.5%	19.2%

Gross margin on product sales	90.5%	88.8%	90.3%	88.5%

Gross margin on services	78.5%	72.5%	77.6%	72.5%

Comparison of the Three-Month Periods Ended March 31, 2005 and 2004

     Revenues

     Our revenues increased by approximately 10% from $17.2 million for the three months ended March 31, 2004 to $19.1 million for the three months ended March 31, 2005. Over the same period, product revenues increased by approximately 8% from $13.9 million to $15.1 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems due to the improvement in market conditions discussed above. Services revenues increased approximately 19% from $3.3 million to $4.0 million due primarily to an increase in the number and value of DCT and MGTS system maintenance contracts.

     For the reasons discussed above under the heading “Conditions and Trends in Our Industry”, our revenues by geographic region varied as follows in the three months ended March 31, 2005 in comparison with the three months ended March 31, 2004:

•	North American revenues increased by 46% from $2.7 million to $3.9 million;

•	European revenues increased by 69% from $2.7 million to $4.6 million;

•	Japanese revenues decreased by 25% from $11.2 million to $8.4 million; and

•	Rest of World revenues increased by 222% from $0.7 million to $2.1 million.

     A 2% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of increasing our revenues by $0.2 million. In Europe, because almost all customer orders are denominated in dollars, the 5% increase in the value of the Euro and the 3% increase in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of the dollar against those currencies has made our dollar-denominated product prices more favorable to our European customers when expressed in their local currencies, and this may have resulted in increased purchases by these customers.

     Information on revenues from major customers is provided in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased approximately 9% from $1.6 million for the three months ended March 31, 2004 to $1.4 million for the three months ended March 31, 2005 and gross profit margin on product revenues increased from 89% to 91% due to a more favorable product mix and to economies of scale in our manufacturing operation. We expect our gross profit margin on product revenues to continue to fluctuate based on product mix and revenue levels.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues for the three months ended March 31, 2005 remained substantially unchanged at $0.9 million from the three months ended March 31, 2004 as an increase of 9%, or 2 employees, in the number of employees engaged in customer support was offset by a reduction of $0.2 million in variable compensation due to below target performance in the three months ended March 31, 2005 in contrast to above target performance in the three months ended March 31, 2004. Gross profit margin on services revenues increased from 73% to 79% as services revenues increased more than the cost of those revenues. We expect our gross profit margin on services revenues to continue to fluctuate based primarily on revenue levels.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $0.2 million in the three months ended March 31, 2005 compared with the same period the previous year.

     Gross profit margins did not vary significantly by geographic region.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, because we release our products as soon as technological feasibility is established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 5% from $3.1 million for the three months ended March 31, 2004 to $3.2 million for the three months ended March 31, 2005 reflecting an increase of 5%, or 4 employees, in the number of employees engaged in research and development. As a percentage of total revenues, research and development expenses decreased from 18% to 17% over the same period. We expect research and development expenses in each of the remaining quarters of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses increased by approximately 3% from $4.7 million for the three months ended March 31, 2004 to $4.8 million for the three months ended March 31, 2005, reflecting an increase of 8%, or 7 employees, in the number of sales and marketing personnel together with an increase of $0.2 million in recruiting costs, partially offset by a decrease of $0.5 million in variable compensation due to below-target performance in the three months ended March 31, 2005 in contrast to above target performance in the three months ended March 31, 2004. As a percentage of total revenues, sales and marketing expenses decreased from 27% to 25% over the same period. We expect quarterly sales and marketing expenses to remain relatively constant over the remainder of the current fiscal year.*

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 14% from $1.8 million for the three months ended March 31, 2004 to $2.0 million for the three months ended March 31, 2005, reflecting primarily an increase of $0.3 million in legal and accounting expenses, largely due to increased regulatory compliance costs, partially offset by a reduction of $0.1 million in variable compensation. As a percentage of total revenues, general and administrative expenses increased from 10% to 11% over the same period. We expect general and administrative expenses in each of the remaining quarters of the current fiscal year to increase, primarily as a result of continuing costs of meeting the requirements of Section 404 of the Sarbanes-Oxley Act.*

     Provision for income taxes

     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $1.3 million, or 19% of pre-tax income, in the three months ended March 31, 2005, compared with a provision of $0.7 million, or 14% of pre-tax income, in the three months ended March 31, 2004. The increase in our tax rate was due to an increase in the projected relative share of our annual taxable income from our domestic operations versus our international operations. Our future tax rate will vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.

Comparison of the Six-Month Periods Ended March 31, 2005 and 2004

     Revenues

     Our revenues increased by approximately 23% from $28.3 million for the six months ended March 31, 2004 to $34.9 million for the six months ended March 31, 2005. Over the same period, product revenues increased by approximately 23% from $22.4 million to $27.5 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems due to the improvement in market conditions discussed above. Services revenues increased approximately 25% from $5.9 million to $7.5 million. The increase in services revenues was due primarily to an increase in the number and value of DCT and MGTS system maintenance contracts.

     For the reasons discussed above under the heading “Conditions and Trends in Our Industry”, our revenues by geographic region varied as follows in the six months ended March 31, 2005 in comparison with the six months ended March 31, 2004:

•	North American revenues increased by 51% from $6.9 million to $10.5 million;

•	European revenues increased by 60% from $5.9 million to $9.5 million;

•	Japanese revenues decreased by 21% from $14.7 million to $11.6 million; and

•	Rest of World revenues increased by 357% from $0.7 million to $3.3 million.

     A 3% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of increasing our revenues by $0.3 million. In Europe, because almost all customer orders are denominated in dollars, the 6% increase in the value of both the Euro and the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of the dollar against those currencies has made our dollar-denominated product prices more favorable to our European customers when expressed in their local currencies, and this may have resulted in increased purchases by these customers.

     Information on revenues from major customers is provided in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

     Cost of Revenues

     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased approximately 4% from $2.6 million for the six months ended March 31, 2004 to $2.7 million for the six months ended March 31, 2005 and gross profit margin on product revenues increased from 89% to 90% due to a more favorable product mix and to economies of scale in our manufacturing operation.

     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 3% from $1.6 million for the six months ended March 31, 2004 to $1.7 million for the six months ended March 31, 2005 due to an increase of 14%, or 3 employees, in the number of employees engaged in customer support, partially offset by a reduction of $0.1 million in variable compensation due to below target results in the six months ended March 31, 2005 in contrast to above target performance in the six months ended March 31, 2004. Gross profit margin on services revenues increased from 73% to 78% as services revenues increased more than the cost of those revenues.

     Amortization of purchased technology related to the NDB acquisition remained unchanged at $0.3 million in the six months ended March 31, 2005 compared with the same period the previous year.

     Gross profit margins did not vary significantly by geographic region.

     Research and Development

     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, because we release our products as soon as technological feasibility is established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 8% from $5.7 million for the six months ended March 31, 2004 to $6.2 million for the six months ended March 31, 2005 reflecting an increase of 1%, or 1 employee, in the number of employees engaged in research and development as well as an increase of $0.1 million in new product development and testing costs. As a percentage of total revenues, research and development expenses decreased from 20% to 18% over the same period.

     Sales and Marketing

     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses increased by approximately 10% from $8.6 million for the six months ended March 31, 2004 to $9.5 million for the six months ended March 31, 2005, reflecting an increase of 6%, or 6 employees, in the number of sales and marketing personnel, an increase of $0.2 million in recruiting costs and an exchange rate driven increase of $0.2 million due to average increases of 3% in the Japanese yen and 6% in both the British pound and the Euro against the dollar. These increases were partially offset by a decrease of $0.2 million in variable compensation due to below-target performance in the six months ended March 31, 2005 in contrast to above target performance in the six months ended March 31, 2004. As a percentage of total revenues, sales and marketing expenses decreased from 30% to 27% over the same period.

     General and Administrative

     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 14% from $3.5 million for the six months ended March 31, 2004 to $3.9 million for the six months ended March 31, 2005, reflecting primarily an increase of $0.4 million in legal and accounting expenses, largely due to increased regulatory compliance costs, partially offset by a reduction of $0.1 million in variable compensation. As a percentage of total revenues, general and administrative expenses decreased from 12% to 11% over the same period.

     Provision for income taxes

     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $1.7 million, or 16% of pre-tax income, in the six months ended March 31, 2005, compared with a provision of $0.9 million, or 14% of pre-tax income, in the six months ended March 31, 2004. The increase in our tax rate was due to an increase in the projected relative share of our annual taxable income from our domestic operations versus our international operations. Our future tax rate will vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.

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

     Our operating activities provided cash of $10.5 million and $6.2 million in the six months ended March 31, 2005 and 2004, respectively. In each of these periods, net income was the primary component of cash flows from operating activities, providing $9.2 million and $5.4 million in the six months ended March 31, 2005 and 2004, respectively. Cash generated by net income was increased by adjustments for non-cash depreciation and amortization charges totaling $1.4 million and $1.2 million in the six months ended March 31, 2005 and 2004, respectively. Finally, our cash flows from operations are affected by changes in current assets and liabilities. These changes in non-cash working capital components decreased cash flow from operations by $0.3 million and $0.5 million in the six months ended March 31, 2005 and 2004, respectively.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding decreased from 68 days at March 31, 2004 to 60 days at March 31, 2005 primarily due to stronger invoicing early in the quarter in the latter period, due in turn to an uncharacteristically high level of backlog as of December 31, 2004. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

     Investing activities have consisted of two components: purchases of property and equipment, and purchases and sales of short-term investments. Purchases of property and equipment increased from $0.3 million in the six months ended March 31, 2004 to $0.5 million in the six months ended March 31, 2005. We expect that purchases of property and equipment for the full fiscal year ending September 30, 2005 will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. Those portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments used cash of $6.4 million and $5.9 million in the three months ended March 31, 2005 and 2004, respectively.

     Financing activities provided cash of $1.9 million and $1.4 million in the six months ended March 31, 2005 and 2004, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.

     As of March 31, 2005, we had working capital of $67.9 million and cash, cash equivalents and short-term investments of $64.7 million. As of March 31, 2005, we had the following contractual obligations, in millions:

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$4.3	$1.2	$1.9	$1.1	$0.1

Total contractual cash obligations	$4.3	$1.2	$1.9	$1.1	$0.1

     We believe that inflation has not had a material impact on our liquidity or cash requirements.

     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. We believe that cash, cash equivalents and short-term investments together with funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.*

Recent Accounting Pronouncements

     See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

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

     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2004, the top five customers represented approximately 55% of total revenues. In the three months ended March 31, 2005, the top five customers represented approximately 63% of revenues. We typically see a higher level of customer concentration in a three month period than in a full fiscal year. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

     Due to a six month delay associated with development and testing, Chameleon was not commercially released and made available for beta testing until technological feasibility was established in the fourth calendar quarter of 2004. This delay may have caused us to miss a portion of the market window for Chameleon as we believe that mobile telecommunications operators may have made or may make many of their key 3G maintenance procurement decisions before Chameleon is evaluated.

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

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004), “SFAS 123(R)”, Share-Based Payment, which requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual reporting periods that begin after June 15, 2005. Our future adoption of SFAS 123(R) will require us to record an expense for stock-based compensation plans commencing in the first quarter of our 2006 fiscal year and will result in ongoing accounting charges that will significantly reduce our net income. See Notes 2 and 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.

If we are unable to determine and demonstrate that we maintain effective controls over internal financial reporting, this may cause investors to lose confidence in our reported financial information and the price of our stock could drop significantly.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we will be required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal controls over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our controls over financial reporting. In the course of preparing our assessment, we may identify deficiencies, which we may not be able to remediate in time to meet the deadline for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.

     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of March 31, 2005, Richard A. Karp, our Chief Executive Officer and Chairman of our Board, beneficially owned 2,958,894 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,356,395 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.

Our principal stockholder could prevent or delay a change in control.

     As of March 31, 2005, Dr. Karp beneficially owned 2,958,894 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

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

     At March 31, 2005, we had no forward exchange contracts or options maturing in fiscal 2005.

Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of March 31, 2005, short-term investments consisted of available-for-sale securities of $38.9 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2005, the decline in the fair value of the portfolio would not be material to our financial position.

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

Part II. Other Information

Item 1. Legal Proceedings

              A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($16,161,917 as at March 31, 2005) plus legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our Annual Meeting of Stockholders on January 25, 2005. Out of 14,616,050 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 13,357,049 shares. At the Annual Meeting, our stockholders approved the following matters:

(a) The election of Peter S. Cross, Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr., John M. Scandalios and Charles L. Waggoner, as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:

Peter S. Cross, 11,870,993 votes cast for and 1,486,056 votes withheld;
Richard A. Karp, 7,706,783 votes cast for and 5,650,266 votes withheld;
Nancy H. Karp, 7,009,545 votes cast for and 6,347,504 votes withheld;
Henry P. Massey, Jr., 6,300,061 votes cast for and 7,056,988 votes withheld;
John Scandalios, 10,963,414 votes cast for and 2,393,635 votes withheld;
Charles Waggoner, 11,642,264 votes cast for and 1,714,785 votes withheld.

(b) The ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2005.

12,045,381 votes were cast for and 1,310,568 votes were cast against with 1,100 votes abstaining.

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

CATAPULT COMMUNICATIONS CORPORATION

Date: May 3, 2005	By: /s/ Christopher A. Stephenson

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