Form 10-Q
period 2005-06-30
CATAPULT COMMUNICATIONS CORP
filed 2005-08-08
CIK 1063085

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-24701
CATAPULT COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	77-0086010 (I.R.S. Employer Identification Number)
160 South Whisman Road
Mountain View, California 94041
(650) 960-1025
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 27, 2005, 2005, there were 14,719,955 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	September 30,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$27,436	$20,108
Short-term investments	39,775	32,562
Accounts receivable, net	13,905	10,110
Inventories	2,578	2,380
Deferred income taxes	984	985
Prepaid expenses and other current assets	1,514	1,638

Total current assets	86,192	67,783
Property and equipment, net	1,967	2,640
Goodwill	49,394	49,394
Other intangible assets, net	4,306	5,072
Other assets	3,301	3,382

Total assets	$145,160	$128,271

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,234	$1,061
Accrued liabilities	6,018	5,987
Deferred revenue	7,979	5,388

Total current liabilities	15,231	12,436
Deferred revenue long term portion	389	70

Total liabilities	15,620	12,506

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	48,425	46,297
Deferred stock-based compensation	(12)	(39)
Accumulated other comprehensive income	654	660
Retained earnings	80,458	68,832

Total stockholders’ equity	129,540	115,765

Total liabilities and stockholders’ equity	$145,160	$128,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Products	$10,873	$11,267	$38,341	$33,619
Services	3,403	3,053	10,856	8,992

Total revenues	14,276	14,320	49,197	42,611

Cost of revenues:
Products	1,236	1,196	3,907	3,762
Services	923	787	2,596	2,418
Amortization of purchased technology	171	171	514	514

Total cost of revenues	2,330	2,154	7,017	6,694

Gross profit	11,946	12,166	42,180	35,917

Operating expenses:
Research and development	3,224	2,973	9,406	8,693
Sales and marketing	4,431	4,234	13,936	12,845
General and administrative	1,946	1,676	5,878	5,131

Total operating expenses	9,601	8,883	29,220	26,669

Operating income	2,345	3,283	12,960	9,248
Interest income	409	204	922	583
Interest expense	—	(87)	—	(262)
Other income (expense), net	16	(1)	(121)	161

Income before income taxes	2,770	3,399	13,761	9,730
Provision for income taxes	387	476	2,135	1,362

Net income	$2,383	$2,923	$11,626	$8,368

Net income per share:
Basic	$0.16	$0.22	$0.79	$0.64

Diluted	$0.16	$0.20	$0.77	$0.58

Shares used in per share calculation:
Basic	14,712	13,139	14,662	13,014

Diluted	14,971	14,582	15,087	14,463
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$11,626	$8,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,350	1,340
Amortization of deferred stock-based compensation	27	27
Amortization of intangible assets	766	766
Provision for doubtful accounts	(24)	61
Deferred income taxes	62	—
Amortization of premium on note payable	—	(306)
Change in assets and liabilities:
Accounts receivable	(3,785)	2,165
Inventories	(200)	(556)
Prepaid expenses and other current assets	130	(967)
Other assets	19	55
Accounts payable	165	137
Accrued liabilities	30	2,135
Deferred revenue	2,910	871

Net cash provided by operating activities	13,076	14,096

Cash flows from investing activities:
Sales and maturities of short-term investments	30,193	25,964
Purchases of short-term investments	(37,428)	(27,712)
Purchases of property and equipment	(681)	(714)

Net cash used in investing activities	(7,916)	(2,462)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,128	2,316

Net cash provided by financing activities	2,128	2,316

Effect of exchange rate changes on cash and cash equivalents	40	130

Increase in cash and cash equivalents	7,328	14,080
Cash and cash equivalents, beginning of period	20,108	8,769

Cash and cash equivalents, end of period	$27,436	$22,849

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, and filed with the SEC on December 10, 2004. The unaudited condensed consolidated financial statements as of June 30, 2005, and for the three and nine months ended June 30, 2005 and 2004, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2004 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004), “SFAS No. 123 (R)”, Share-Based Payment. SFAS No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. On April 14, 2005, the SEC approved a new rule that for public companies delays the effective date of SFAS No. 123 (R) to annual, rather than interim, periods that begin after June 15, 2005. We may elect to apply SFAS No. 123 (R) using the modified prospective application method, under which we would record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, without restating prior periods. Alternatively, we may elect to apply the modified retrospective application method, under which financial statements for prior periods would be adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. We expect the adoption of SFAS No. 123 (R) may have a material adverse effect on our reported net income per share. We are currently evaluating the extent of that impact and we have not made an election with respect to application method.
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
     Had compensation expense been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes option pricing model prescribed by SFAS No. 123, our pro forma net income and pro forma basic and diluted earnings per share would have been as set forth in the table below. Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year (in thousands, except per share amounts).

	Three months		Nine months
	ended		ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported for basic earnings per share	$2,383	$2,923	$11,626	$8,368
Interest on convertible notes, net of related tax effects	—	(10)	—	(30)

Net income for diluted earnings per share	2,383	2,913	11,626	8,338

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	8	23	24

Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(773)	(568)	(2,063)	(1,705)

Pro forma net income, for basic earnings per share	$1,618	$2,363	$9,586	$6,687

Pro forma net income, for diluted earnings per share	$1,618	$2,353	$9,586	$6,657

Net income per share:
Basic, as reported	$0.16	$0.22	$0.79	$0.64

Basic, pro forma	$0.11	$0.18	$0.65	$0.51

Diluted, as reported	$0.16	$0.20	$0.77	$0.58

Diluted, pro forma	$0.11	$0.16	$0.64	$0.46

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Employee Stock Option Plans
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	2.73 years	2.70 years	2.70 years	2.70 years
Risk-free interest rate	3.70%	2.85%	3.53%	2.85%
Expected volatility	68.4%	90.1%	75.8%	90.1%

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Employee Stock Purchase Plans
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	0.5 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.96%	1.15%	2.80%	1.15%
Expected volatility	61.8%	71.3%	56.7%	71.3%
NOTE 4—BASIC AND DILUTED NET INCOME PER SHARE
     Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares issued during the period from the exercise of options using the treasury stock method (in thousands, except per share amounts).

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported for basic earnings per share	$2,383	$2,923	$11,626	$8,368
Interest on convertible notes, net of related tax effects	—	(10)	—	(30)

Net Income, for diluted earnings per share	$2,383	$2,913	$11,626	$8,338

Weighted average shares outstanding	14,712	13,139	14,662	13,014
Dilutive options	259	362	425	368
Convertible notes payable	—	1,081	—	1,081

Weighted average shares assuming dilution	14,971	14,582	15,087	14,463

Net income per share:
Basic	$0.16	$0.22	$0.79	$0.64

Diluted	$0.16	$0.20	$0.77	$0.58

     Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Common stock options	869	462	309	532

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent annual impairment test on September 30, 2004, and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2004 and June 30, 2005, there were no changes to the Company’s goodwill balance of $49.4 million or indicators of impairment.
     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and backlog that was amortized over a period of six months, as follows (in thousands):

	As of June 30, 2005			As of September 30, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased Technology	$4,800	$(1,942)	$2,858	$4,800	$(1,428)	$3,372
Trade names	1,000	(405)	595	1,000	(298)	702
Customer relationships	1,000	(405)	595	1,000	(298)	702
Non-compete agreements	400	(142)	258	400	(104)	296
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(3,294)	$4,306	$7,600	$(2,528)	$5,072

     The estimated future amortization expense of purchased intangible assets as of June 30, 2005 was as follows (in thousands):

Fiscal Year	Amount

2005 (remaining 3 months)	$256
2006	1,021
2007	1,022
2008	1,021
Thereafter	986

Total	$4,306

NOTE 6—WARRANTY ACCRUAL
     The following table represents the activity in warranty accrual for the nine months ended June 30, 2005 and 2004 (in thousands):

	2005	2004
Balance at beginning of period	$69	$60
Warranty accrual used during the period	(55)	(53)
Warranty accrual additions during the period	45	58

Balance at end of period	$59	$65

NOTE 7—COMPREHENSIVE INCOME
     The components of comprehensive income, net of tax, are as follows (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,383	$2,923	$11,626	$8,368
Currency translation adjustment	(109)	(86)	15	99
Unrealized gains (losses) on investments, net	16	(13)	(21)	(16)

Comprehensive income	$2,290	$2,824	$11,620	$8,451

NOTE 8—INVENTORIES
     The components of inventories (in thousands):

	June 30,	September 30,
	2005	2004
Raw materials	$2,242	$1,908
Work-in-process	228	298
Finished goods	108	174

	$2,578	$2,380

NOTE 9 — CONVERTIBLE NOTES PAYABLE
     In connection with the acquisition of the Network Diagnostic Business (“NDB”) from Tekelec in August 2002, our Irish subsidiary issued two convertible notes to Tekelec in the principal amounts of $10.0 million and $7.3 million. These notes were guaranteed by us, bore interest at 2% per annum and were due and payable on or before August 30, 2004. The two notes were converted by Tekelec in September 2004 into 1,081,250 shares of our common stock.
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
NOTE 11 — REPURCHASE OF COMMON STOCK
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized but unissued stock. In the same period, treasury stock with a carrying value of $300,000 that had previously been repurchased was restored to the status of authorized but unissued stock. In the years ended September 30, 2002 and 2004 and the nine months ended June 30, 2005, we repurchased no shares. As of June 30, 2005, we are authorized to repurchase an additional 1,742,600 shares of our common stock under the stock repurchase program.

NOTE 12 — INCOME TAXES
     Our provision for income taxes consists of federal, state and foreign taxes. We recorded a tax provision of $387,000 and $476,000 in the three months ended June 30, 2005 and June 30, 2004, respectively, and $2.1 million and $1.4 million in the nine months ended June 30, 2005 and June 30, 2004, respectively. The provision in the nine months ended June 30, 2005 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program.
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
     Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows (in thousands):

	North			Rest of	Consolidated
	America	Europe	Japan	World	Total
Nine months ended June 30, 2005
Revenues from unaffiliated customers	$14,477	$15,253	$13,796	$5,671	$49,197

As of June 30, 2005
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	1,192	502	273	—	1,967

Nine months ended June 30, 2004
Revenues from unaffiliated customers	$14,068	$10,655	$16,616	$1,272	$42,611

As of September 30, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	2,034	339	267	—	2,640
     Revenues are segmented based on the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 26% of our total revenues in both nine-month periods ended June 30, 2005 and 2004. Revenues from Germany accounted for 10% of our consolidated net revenues from unaffiliated customers for the nine months ended June 30, 2005. Operations in Ireland accounted for 32% and 40% of our consolidated identifiable assets at June 30, 2005 and 2004, respectively.

NOTE 14—CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of June 30, 2005 or September 2004, or 10% or more of our revenues for the three months or nine months ended June 30, 2005 or 2004 were as follows:

	Percentage of Accounts
	Receivable as of		Percentage of Revenues
			Three months		Nine months
			ended		ended
	June 30,	September 30,	June 30,		June 30,
	2005	2004	2005	2004	2005	2004
Customer A	<10%	<10%	<10%	<10%	<10%	15%
Customer B	<10%	14%	10%	<10%	14%	<10%
Customer C	<10%	12%	<10%	<10%	<10%	12%
Customer D	14%	<10%	14%	15%	10%	<10%
Customer E	<10%	<10%	<10%	<10%	10%	<10%
Customer F	13%	<10%	24%	15%	12%	<10%
Customer G	11%	<10%	<10%	27%	<10%	14%
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
     Based upon our re-evaluation of these securities, we have reclassified as short-term investments any auction rate securities previously classified as cash equivalents in each of the accompanying consolidated balance sheets. We have also reclassified as cash equivalents any variable rate demand and pre-refunded securities previously classified as short-term investments. This resulted in a reclassification from short-term investments to cash and cash equivalents of $1.8 million on the September 30, 2004 balance sheet. In addition, we have adjusted our condensed consolidated statements of cash flows for the nine months ended June 30, 2004 to reflect the net cash used in investing activities related to the purchases of short-term investments and sales of short-term investments of auction rate, variable rate demand and pre-refunded securities of $1.5 million that had been included in cash and cash equivalents in our condensed consolidated statements of cash flow. These changes in classification do not affect previously reported cash flows from operating activities nor from financing activities in our previously reported condensed consolidated statements of cash flow, nor our previously reported condensed consolidated statements of income for any periods.
NOTE 16 —CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($15,075,318 as of June 30, 2005) plus legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. On July 4, 2005, the Belgian court set a schedule of deadlines for briefs to be filed with a hearing on the case set for April 28, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on December 10, 2004.
Forward-looking Statements
     This report on Form 10-Q contains statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.
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
     In the nine months ended June 30, 2005, we saw continuing evidence of improving market conditions in our Europe and Rest of World regions. In the North American market, we continued to see inconsistent revenues on a quarterly basis and little evidence of overall improvement. In Japan, revenues decreased by 17% in comparison with the same period in the previous year due to the loss in the latter period of fiscal year end budget surplus orders placed by our Japanese customers to a large Japanese OEM supplier to those customers.
Summary of Our Financial Performance in the Third Quarter of Fiscal 2005
     Our financial performance in the three months ended June 30, 2005 fell short of our performance in the same period in the previous year. Revenues remained substantially unchanged at $14.3 million, but net income decreased by 18% to $2.4 million. As discussed in more detail in the Comparison of the Three-Month Periods Ended June 30, 2005 and 2004 below, two principal factors contributed to the reduction in net income:
•	an increase of $0.7 million in operating expenses;

•	a increase of $0.2 million in cost of revenues.
These factors were partially offset by an increase of $0.2 million in interest income.
     As in previous years, our results in the third fiscal quarter of fiscal 2005 were not as strong as in the second fiscal quarter, as seasonally low purchasing by our Japanese customers in our third fiscal quarter followed higher budget surplus purchasing by those customers in our second fiscal quarter ahead of the Japanese fiscal year end at March 31.
     During the third quarter of fiscal 2005, our cash, cash equivalents and short-term investments increased by $2.5 million.
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

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Products	76.2%	78.7%	77.9%	78.9%
Services	23.8	21.3	22.1	21.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	8.7	8.3	7.9	8.8
Services	6.5	5.5	5.3	5.7
Amortization of purchased technology	1.2	1.2	1.0	1.2

Total cost of revenues	16.4	15.0	14.2	15.7

Gross profit	83.6	85.0	85.8	84.3

Operating expenses:
Research and development	22.6	20.8	19.1	20.4
Sales and marketing	31.0	29.6	28.3	30.2
General and administrative	13.6	11.7	12.0	12.0

Total operating expenses	67.2	62.1	59.4	62.6

Income from operations	16.4	22.9	26.4	21.7
Interest income	2.9	1.4	1.9	1.4
Interest expense	—	(0.6)	—	(0.6)
Other income (expense)	0.1	—	(0.2)	0.3

Income before income taxes	19.4	23.7	28.1	22.8

Provision for income taxes	2.7	3.3	4.3	3.2

Net income	16.7%	20.4%	23.8%	19.6%

Gross margin on products	88.6%	89.4%	89.8%	88.8%

Gross margin on services	72.9%	74.2%	76.1%	73.1%

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004
     Revenues
     Our revenues remained substantially unchanged at $14.3 million for the three months ended June 30, 2005 compared with the same period the previous year. Over the same period, product revenues decreased by approximately 3% from $11.3 million to $10.9 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems. Services revenues increased approximately 11% from $3.1 million to $3.4 million due primarily to an increase in the number and value of DCT and MGTS system maintenance contracts.

     For the reasons discussed above under the heading “Conditions and Trends in Our Industry”, our revenues by geographic region varied as follows in the three months ended June 30, 2005 in comparison with the three months ended June 30, 2004:
•	North American revenues decreased by 44% from $7.1 million to $4.0 million;

•	European revenues increased by 22% from $4.7 million to $5.7 million;

•	Japanese revenues increased by 14% from $1.9 million to $2.2 million; and

•	Rest of World revenues increased by 331% from $0.5 million to $2.4 million.
     Exchange rate fluctuations did not have a material effect on our revenues in the three months ended June 30, 2005 in comparison with the three months ended June 30, 2004.
     Information on revenues from major customers is provided in Note 14 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues remained substantially unchanged at $1.2 million for the three months ended June 30, 2005 compared with the same period the previous year and gross margin on product revenues remained substantially unchanged at 89%. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.
     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues for the three months ended June 30, 2005 increased by approximately 17% from $0.8 million from the three months ended June 30, 2004 to $0.9 million in the three months ended June 30, 2005 due primarily to an increase of 13%, or three employees, in the number of employees engaged in customer support. Gross margin on services revenues decreased from 74% to 73% as services revenues increased less than the cost of those revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.
     Amortization of purchased technology related to the NDB acquisition remained unchanged at $0.2 million in the three months ended June 30, 2005 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 8% from $3.0 million for the three months ended June 30, 2004 to $3.2 million for the three months ended June 30, 2005, reflecting an increase of 12%, or nine employees, in the number of employees engaged in research and development as well as a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, research and development expenses increased from 21% to 23% over the same period. We expect research and development expenses in the remaining quarter of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*

     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses increased by approximately 5% from $4.2 million for the three months ended June 30, 2004 to $4.4 million for the three months ended June 30, 2005. Two major factors contributed to this increase:
•	An increase of 14%, or 12 employees, in the number of sales and marketing personnel. Of the 12 additional employees, seven were hired in China where compensation costs are significantly lower than in the other countries in which we have employees.

•	An exchange rate driven increase of $0.1 million due to average increases of 2% in the Japanese yen, 3% in the British pound and 5% in the Euro against the dollar.
These factors were partially offset by a decrease of $0.2 million in variable compensation due to below-target performance in the three months ended June 30, 2005 in contrast to above-target performance in the three months ended June 30, 2004.
     As a percentage of total revenues, sales and marketing expenses increased from 30% to 31% over the same period. We expect quarterly sales and marketing expenses to increase in the remaining quarter of the current fiscal year due to increased variable compensation.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 16% from $1.7 million for the three months ended June 30, 2004 to $1.9 million for the three months ended June 30, 2005, reflecting primarily an increase of $0.2 million in legal and accounting expenses largely due to increased regulatory compliance costs, partially offset by a reduction of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased from 12% to 14% over the same period. We expect general and administrative expenses in the remaining quarter of the current fiscal year to increase by at least 30%, primarily due to accelerating costs of meeting the requirements of Section 404 of the Sarbanes-Oxley Act.*
     Interest income and interest expense
     Interest income increased from $0.2 million in the three months ended June 30, 2004 to $0.4 million in the three months ended June 30, 2005 due to increases both in short-term interest rates and in the value of funds invested. Interest expense of $0.1 million was incurred in the three months ended June 30, 2004 on the convertible notes payable to Tekelec. These notes were converted before the end of fiscal 2004 and no interest expense was incurred in the three months ended June 30, 2005.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $0.4 million, or 14% of pre-tax income, in the three months ended June 30, 2005, substantially unchanged from the rate in the three months ended June 30, 2004. Our future tax rate may vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
Comparison of the Nine-Month Periods Ended June 30, 2005 and 2004
     Revenues
     Our revenues increased by approximately 15% from $42.6 million for the nine months ended June 30, 2004 to $49.2 million for the nine months ended June 30, 2005. Over the same period, product revenues increased by approximately 14% from $33.6 million to $38.3 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems due to the improvement in market conditions discussed above. Services revenues increased approximately 21% from $9.0 million to $10.9 million. The increase in services revenues was due primarily to an increase in the number and value of DCT and MGTS system maintenance contracts.

     For the reasons discussed above under the heading “Conditions and Trends in Our Industry”, our revenues by geographic region varied as follows in the nine months ended June 30, 2005 in comparison with the nine months ended June 30, 2004:
•	North American revenues increased by 3% from $14.1 million to $14.5 million;

•	European revenues increased by 43% from $10.7 million to $15.3 million;

•	Japanese revenues decreased by 17% from $16.6 million to $13.8 million; and

•	Rest of World revenues increased by 346% from $1.3 million to $5.7 million.
     A 2% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of increasing our revenues by $0.3 million. In Europe, because almost all customer orders are denominated in dollars, the 6% increase in the value of the Euro and the 5% increase in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of the dollar against those currencies has made our dollar-denominated product prices more favorable to our European customers when expressed in their local currencies, and this may have resulted in increased purchases by these customers.
     Information on revenues from major customers is provided in Note 14 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll and benefits for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased approximately 4% from $3.8 million for the nine months ended June 30, 2004 to $3.9 million for the nine months ended June 30, 2005 and gross margin on product revenues increased from 89% to 90% due to a more favorable product mix and to economies of scale in our manufacturing operation.
     Cost of services revenues consists primarily of the costs of payroll and benefits for customer support, installation and training personnel. Cost of services revenues increased by approximately 7% from $2.4 million for the nine months ended June 30, 2004 to $2.6 million for the nine months ended June 30, 2005 due to an increase of 13%, or three employees, in the number of employees engaged in customer support, partially offset by a reduction of $0.1 million in variable compensation due to below target results in the nine months ended June 30, 2005 in contrast to above-target performance in the nine months ended June 30, 2004. Gross margin on services revenues increased from 73% to 76% as services revenues increased more than the cost of those revenues.
     Amortization of purchased technology related to the NDB acquisition remained unchanged at $0.5 million in the nine months ended June 30, 2005 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll and benefits for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 8% from $8.7 million for the nine months ended June 30, 2004 to $9.4 million for the nine months ended June 30, 2005, reflecting an increase of 5%, or four employees, in the number of employees engaged in research and development as well as an increase of $0.1 million in new product development and testing costs and an increase of $0.1 million in recruiting costs. As a percentage of total revenues, research and development expenses decreased from 20% to 19% over the same period.

     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions and bonuses, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses increased by approximately 8% from $12.9 million for the nine months ended June 30, 2004 to $13.9 million for the nine months ended June 30, 2005. Three major factors contributed to this increase:
•	An increase of 9%, or eight employees, in the number of sales and marketing personnel. Of the eight additional employees, five were hired in China where compensation costs are significantly lower than in the other countries in which we have employees.

•	An increase of $0.2 million in recruiting costs.

•	An exchange rate driven increase of $0.2 million due to average increases of 2% in the Japanese yen, 5% in the British pound and 6% in the Euro against the dollar.
These factors were partially offset by a decrease of $0.3 million in variable compensation due to below-target performance in the nine months ended June 30, 2005 in contrast to above-target performance in the nine months ended June 30, 2004.
     As a percentage of total revenues, sales and marketing expenses decreased from 30% to 28% over the same period.
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance functions, as well as amortization of certain intangible assets acquired with NDB. General and administrative expenses increased approximately 15% from $5.1 million for the nine months ended June 30, 2004 to $5.9 million for the nine months ended June 30, 2005, reflecting primarily an increase of $0.6 million in legal and accounting expenses, largely due to increased regulatory compliance costs, together with an increase of $0.1 million in facilities costs, partially offset by a reduction of $0.2 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses remained unchanged at 12% over the same period.
     Interest income and interest expense
     Interest income increased from $0.6 million in the nine months ended June 30, 2004 to $0.9 million in the nine months ended June 30, 2005 due to increases both in short-term interest rates and in the value of funds invested. Interest expense of $0.3 million was incurred in the nine months ended June 30, 2004 on the convertible notes payable to Tekelec. These notes were converted before the end of fiscal 2004 and no interest expense was incurred in the nine months ended June 30, 2005.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $2.1 million, or 16% of pre-tax income, in the nine months ended June 30, 2005, compared with a provision of $1.4 million, or 14% of pre-tax income, in the nine months ended June 30, 2004. The increase in our tax rate was due to an increase in the projected relative share of our annual taxable income from our domestic operations versus our international operations. Our future tax rate will vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
Liquidity and Capital Resources
     We have financed our operations primarily through cash generated from operations, from the proceeds of our initial public offering completed in 1999 and from the proceeds of a second public offering completed in September 2004. The proceeds to us from the 1999 and 2004 offerings, net of underwriter fees and offering costs, were approximately $19.2 million and $3.0 million, respectively.

     Our purchase of NDB was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by our Irish subsidiary and were guaranteed by us. These notes were converted by Tekelec into 1,081,250 shares of our common stock in September 2004.
     Our operating activities provided cash of $13.1 million and $14.1 million in the nine months ended June 30, 2005 and 2004, respectively. In each of these periods, net income was the primary component of cash flows from operating activities, providing $11.6 million and $8.4 million in the nine months ended June 30, 2005 and 2004, respectively. Cash generated by net income was increased by adjustments for depreciation, amortization and other non-cash charges totaling $2.2 million and $1.9 million in the nine months ended June 30, 2005 and 2004, respectively. Finally, our cash flows from operations are affected by changes in current assets and liabilities. These changes in non-cash working capital components decreased cash flow from operations by $0.7 million in the nine months ended June 30, 2005 and increased cash flow from operations by $3.8 million in the nine months ended June 30, 2004.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding increased from 53 days at June 30, 2004 to 89 days at June 30, 2005 primarily due to weaker invoicing early in the three months ended June 30, 2005 in comparison with the same period the previous year. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms available to our customers and the effectiveness of our collection efforts.
     Investing activities have consisted of two components: purchases of property and equipment, and purchases and sales of short-term investments. Purchases of property and equipment remained substantially unchanged at $0.7 million in the nine months ended June 30, 2005 compared with the same period the previous year. We expect that purchases of property and equipment for the full fiscal year ending September 30, 2005 will total approximately $1.0 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. Those portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments used cash of $7.2 million and $1.7 million in the nine months ended June 30, 2005 and 2004, respectively.
     Financing activities provided cash of $2.1 million and $2.3 million in the nine months ended June 30, 2005 and 2004, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of June 30, 2005, we had working capital of $71.0 million and cash, cash equivalents and short-term investments of $67.2 million. As of June 30, 2005, we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating leases	$4.0	$1.2	$1.9	$0.9	$0.0

Unconditional purchase obligations	0.9	0.9	—	—	—

Total contractual cash obligations	$4.9	$2.1	$1.9	$0.9	$0.0

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
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2004, the top five customers represented approximately 55% of total revenues. In the nine months ended June 30, 2005, the top five customers represented approximately 54% of revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
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
     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Although we currently engage in hedging transactions with respect to receivables resulting from some inter-company sales, we may not continue to do so or our hedging activities may not be successful. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004), “SFAS 123 (R)”, Share-Based Payment, which requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual reporting periods that begin after June 15, 2005. Our future adoption of SFAS 123 (R) will require us to record an expense for stock-based compensation plans commencing in the first quarter of our 2006 fiscal year and will result in ongoing accounting charges that will significantly reduce our net income. See Notes 2 and 3 of the Notes to our Unaudited Condensed Consolidated Financial Statements for further information.
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
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of June 30, 2005, Richard A. Karp, our Chief Executive Officer and Chairman of our Board, beneficially owned 2,963,269 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,357,488 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Effective August 1, 2005, Nancy H. Karp has entered into a Rule 10b5-1 trading plan to sell shares she owns from time to time as referenced in Part II. Other Information, Item 5 of this report. Sales of a significant amount of shares by these shareholders could adversely affect the market price for our common stock.
Our principal stockholder could prevent or delay a change in control.
     As of June 30, 2005, Dr. Richard A. Karp beneficially owned 2,963,269 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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
     At June 30, 2005, we had a forward exchange contract maturing in fiscal 2005 to sell approximately $1.0 million in Japanese yen designed to mitigate the risk of future movements in foreign exchange rates relating to accounts receivable. There were no options outstanding at that date. The fair market value of this contract at June 30, 2005 was not material.

Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of June 30, 2005, short-term investments consisted of available-for-sale securities of $39.8 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2005, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective to ensure that material information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($15,075,318 as of June 30, 2005) plus legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. On July 4, 2005, the Belgian court set a schedule of deadlines for briefs to be filed with a hearing on the case set for April 28, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter*. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement it entered into with Tekelec, although there is no assurance that such indemnification would be available.
Item 5. Other Information
     Nancy H. Karp, one of our directors, has entered into a Rule 10b5-1 trading plan (the “Plan) to sell up to 120,000 shares of the Company’s common stock owned by her. Portions of the shares may be sold any time the stock achieves certain prearranged minimum prices and may take place beginning August 1, 2005 and ending August 1, 2006, unless sooner terminated. Ms. Karp will have no control over the timing of sales under the Plan, and there can be no assurance that the shares covered by the Plan actually will be sold. She entered into the Plan in order to diversify her financial holdings, although she will continue to have a significant ownership interest in the Company.
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

CATAPULT COMMUNICATIONS CORPORATION

Date: August 8, 2005	By: /s/ Christopher A. Stephenson

Christopher A. Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.