Form 10-K
period 2005-09-30
CATAPULT COMMUNICATIONS CORP
filed 2005-12-14
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 31, 2005 of $21.35 per share) was approximately $221,135,080. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of November 30, 2005, 14,744,007 shares of the Registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 24, 2006.

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
The Company
     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our DCT and MGTS products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services by performing a variety of test functions, including:
•	design and feature verification;

•	conformance testing;

•	interoperability testing;

•	load and stress testing; and

•	monitoring and analysis.
     We market our products through our direct sales force with offices in the United States, Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan and China. In other markets, we use distributors. Our end customers include industry leaders such as Alcatel, Cingular Wireless, Evolium SAS, Fujitsu Limited, LM Ericsson, Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nippon Telephone and Telegraph, Nokia Corporation, Nortel Networks Limited, NTT DoCoMo, Inc., Siemens AG and Vodafone Group Plc.
     Catapult was incorporated in California in October 1985, reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan, China and Australia. We completed our initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002.
     We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and hence file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“the SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Room 1580, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330 or 202-551-8090. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

     Financial and other information can also be obtained at our web site, www.catapult.com, where we make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. A glossary of some of the technical terms used in this report can be found at the end of this Item 1.
Our DCT and MGTS Products
     Our telecommunications test product line consists of the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired with NDB in 2002. A third product, the Chameleon protocol analyzer, was released for beta testing in the fourth calendar quarter of 2004 but did not meet our sales expectations and is currently not under active development.
     Our products perform a variety of test functions, including design and feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis. We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:
•	IP Multimedia Subsystem (IMS);

•	Third and Fourth Generation Cellular (3G and 4G), including UMTS and cdma2000;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).
     Our extensive technical know-how and proprietary software development tools enable us to implement test support for new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol test modules, large selection of proprietary hardware physical interfaces and versatile range of hardware platforms, our products are easily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the systems’ multi-protocol, multi-user capabilities allow multiple complex testing operations to be performed simultaneously, helping our customers to accelerate their product development cycles.
     Our test system products consist of advanced proprietary software together with our proprietary hardware interface and co-processor cards. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for our systems vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000.
Applications
     The principal applications of our test systems are feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis.
     Feature Verification. Our systems perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to establish that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and verify a voice or data path.

     Conformance Testing. Our systems verify that network devices conform to industry standards. Because industry standards for protocols are constantly changing, we regularly develop new protocol test modules and update existing protocol test modules so that customers can validate the implementation of new features and the functionality of existing features against those standards.
     Interoperability Testing. Our systems simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, our products assist engineers cost-effectively to develop equipment that will be compatible with the networks within which they will be deployed. This helps ensure that equipment will interoperate reliably, thereby reducing costly failures after installation.
     Load and Stress Testing. Our systems verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gradually, rather than fail completely, when stressed beyond its specifications. The scalable architectures of the systems combined with the recently introduced m500 hardware platform described below significantly improve our ability to address our customers’ growing need to generate and maintain high traffic volumes for load testing.
     Monitoring and Analysis. Our systems are used in development laboratories to monitor network links and store network activity information for future analysis, typically without affecting network traffic. By collecting and analyzing traffic, our systems help ensure that the links have been brought into service and that the devices connected by the links are functioning properly. Our systems can also provide notice of network device failure, set “traps” and “triggers,” count error messages and filter packets by address or selected field criteria. Our systems can simultaneously monitor multiple links, each of which may be using different protocols.
DCT and MGTS Software
     Our test systems run under the Linux™ or Sun Microsystems Solaris™ UNIX™ operating system and consist of proprietary test software, specialized programming languages and tools, graphical user interfaces and extensive libraries of proprietary test modules for a large number of protocols and variants. This enables the systems to be configured for many different applications. Test modules are developed in accordance with telecom industry standard specifications and may include protocol encoders and decoders, state machines, validation tests and conformance test suites.
     Our systems include a number of productivity tools. Using the DCT, customers may choose to program their tests by using our graphical user interface, CATTgen, or by writing their own code using our Digital Communication Programming Language, DCPL. DCPL is a fully featured, optimized communications language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. Using the MGTS system, customers may implement their tests using our Protocol Adaptable State Machine, PASM. PASM allows the user to construct custom tests in a graphical environment. Our products also provide “Quick Start” applications to aid in training new users and provide a starting point for developing new test applications.
Hardware Products
     Our products employ modular hardware architectures that support a wide variety of proprietary physical interfaces connecting the systems to devices under test.
     In September 2004, we introduced a new generation of five hardware common platforms that allow our test system products to target a broad range of telecom test environments and applications. Unlike the previous generation of separate hardware platforms for the two products, the new Linux-based platforms support both the DCT and MGTS systems and do not require a Sun workstation. These new platforms meet an increasing demand for transportable, desktop and rack-mount form factors that provide greater price and performance scalability. The new range of platforms supports our PowerPCI® or CompactPCI3 (“cPCI”) type network interface and/or co-processor cards: the transportable and desktop platforms support up to four PowerPCI cards; small and medium rack-mount platforms support up to two and up to nine PowerPCI cards, respectively; and the high-capacity rack-mount mesh backplane m500 platform supports up to 18 more powerful Catapult cPCI cards.
     The Company continues to offer the previous generation of separate DCT and MGTS hardware platforms to its customers.

Customers
     Catapult’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.
     Revenues from our top five customers represented approximately 50%, 55% and 52% of total revenues in fiscal 2003, 2004 and 2005, respectively. In fiscal 2005, sales to Ericsson, Motorola, and Siemens accounted for approximately 14%, 11% and 11% of total revenues, respectively. In fiscal 2004, sales to Nortel, NTT DoCoMo, Ericsson and NEC accounted for approximately 13%, 12%, 12% and 11% of total revenues, respectively. In fiscal 2003, sales to NTT DoCoMo, Nortel and NEC accounted for approximately 13%, 12%, and 10% of total revenues, respectively. Separate engineering groups of the same customer at different locations often make independent decisions to purchase our products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.
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
Sales and Marketing
     We market our products and services primarily through our direct sales force, most of whom have technical degrees. As of September 30, 2005, our direct sales force consisted of 28 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. Our sales and marketing staff is located in North America, Europe, Japan and China. In addition, we sell our products through distributors in Europe, the Middle East, Africa, Australia, Korea and South America. In the year ended September 30, 2005, less than 5% of our sales were made through distributors.
     Our sales strategy is to focus on the functional groups related to the customer’s product development and testing cycle, including research and development, network integration and interoperability testing. Sales to a new customer have often led to additional sales at other facilities of that customer, because often a customer performs development at multiple sites. We intend to continue to leverage our existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, because users of similar test systems can benefit from sharing test scripts and results, an initial sale can facilitate a subsequent sale to other equipment manufacturers and network operators.
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
International Sales
     International sales outside the United States constituted approximately 65%, 76% and 75% of our total revenues in fiscal 2003, 2004 and 2005, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. We sell our products worldwide through our direct sales force and distribution channels. We have sales staff outside the United States located in offices in Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan and China, and we plan to open new offices internationally from time to time.
     Information with respect to our revenues and identifiable long-lived assets by principal geographic area of operations is set forth in Note 12 of the Notes to Consolidated Financial Statements in Item 15 (a) (1) of this report.
Product Support
     Due to the complexity of our customers’ testing needs, we offer our customers support and training using our highly skilled technical personnel. As of September 30, 2005, we had 67 applications engineers worldwide who provide full-time technical assistance and development support to our customers. We provide training, generally at the customer’s site, and ongoing technical assistance from all of our offices. Support is generally offered during normal business hours applicable to each office. We also offer product warranties for various lengths of time ranging from three to twelve months, depending on the product and the country of purchase or operation.
     We provide periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with our earlier software releases, enabling our products to continue to be used as customer needs and applications evolve.
Product Development
     Our development efforts are directed at improving the capability, performance and ease of use of our test system products. We intend to continue to devote a large portion of our engineering resources to the enhancement of our suite of software protocol test and analysis modules in order to meet current and projected customer requirements. We also intend to continue to develop and enhance our proprietary internal tools and techniques for supporting new protocols in the systems. We have also begun to devote a small portion of our research and development resources to the identification and development of new product opportunities.
     We are continually seeking to make our products easier to use in order to expand our market to include a broader range of users. In order to run test scenarios, particularly on advanced telecommunications systems, users may need to create customized test scripts, a process that may require significant technical expertise. To assist this process, we plan to continue the expansion and refinement of our graphical user interface and other script development tools. In addition, we will continue to support test suites specified by telecommunications standards bodies, such as ITU-T (International), ETSI (European) and EIA-TIA (North American), where appropriate.
     Most of our hardware development program is directed towards designing protocol co-processors and associated physical interfaces. We have initiated these projects to increase the performance and capabilities of our products and expand the range of devices to which these products can be directly connected for testing purposes.
     Our research and product development expenses were approximately $13.5 million, $11.7 million and $12.4 million in fiscal 2003, 2004 and 2005, respectively. Our policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2005, 84 engineers were engaged in or provided support to research and development.
Manufacturing
     Our manufacturing operations consist of the procurement and inspection of components, final system assembly, quality control tests and packaging. Printed circuit boards, chassis and most of the other major components used in our products are sub-assembled to our specifications by independent contractors. The sub-assembled components are then delivered to our facilities for final system assembly, quality control and testing against product specifications, and product configuration, including installation of our software and proprietary hardware. We believe that our use of independent contractors for sub-assembly combined with in-house final assembly improves production planning, increases efficiency, reduces costs and improves quality. We purchase many key components from the sole supplier of those components and we do not have any long-term supply arrangements with these vendors to ensure uninterrupted supply of these components.
     We have a computerized manufacturing inventory control system that is integrated with our financial accounting system. This manufacturing control system monitors purchasing, inventory and production.
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
     We believe our principal competitors are Artiza Networks, Acterna Corporation, Agilent Technologies, Inc., Spirent plc, NetHawk Oyj, Radcom Ltd. and Tektronix, Inc. Many of our existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than we have. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we may be able to. We believe that the market for high-end testing systems is fragmented geographically. For example, we believe that Tektronix is our primary competitor in North America; Tektronix, Acterna, Spirent and NetHawk are our primary competitors in Europe; Artiza is our primary competitor in Japan; and Tektronix and Acterna are our primary competitors in China. We also face competition from several relatively small private companies.
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
Intellectual Property
     We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. We generally enter into nondisclosure and invention assignment agreements with our employees and consultants, and into nondisclosure agreements with our customers and suppliers. To date, we have generally not sought patent protection for our proprietary technology. We believe that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of our employees, the nature and frequency of product enhancement and the quality of our support services. However, there can be no assurance that patent protection will not become a more significant factor in our industry in the future. Likewise, there can be no assurance that the measures we undertake will be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of our trademarks and copyrights would not have a material adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

     In connection with our acquisition of Tekelec’s Network Diagnostics Business in 2002, Catapult and Tekelec entered into license agreements with respect to certain technology and intellectual property that were used by Tekelec in NDB’s business but were not transferred outright to us. Under these agreements, Tekelec granted to us and our Irish subsidiary perpetual, royalty-free, worldwide (except as to the United States for the subsidiary) licenses to exploit the subject technology and intellectual property. These licenses are exclusive to us and our subsidiary for eight years from the date of the acquisition for products used in protocol analysis or simulating, diagnosing, analyzing or testing communications networks, or which are otherwise similar to the MGTS products, excluding products similar to Tekelec’s Sentinel product (the “Catapult Field”). However, during the first five years, we and our subsidiary may not use the licensed technology and intellectual property for products for signaling or network infrastructure, packet telephony networks, network maintenance, surveillance and revenue assurance, and planning, management and call routing and control tools for contact center environments, including products similar to Tekelec’s Sentinel product (the “Tekelec Field”). We also granted back to Tekelec a perpetual royalty-free, worldwide license to the technology and intellectual property that was transferred outright by Tekelec to us. This license is exclusive to Tekelec for five years within the Tekelec Field, and Tekelec may not use the licensed technology and intellectual property within the Catapult Field for eight years.
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
Employees
     As of September 30, 2005, we employed 246 full-time employees, including 84 in research and development, 26 in application engineering customer support, 89 in sales and sales support, 13 in marketing, 21 in administration and 13 in manufacturing. Of these employees, 165 were employed in North America, where our head office and NDB office are both located, 38 in the United Kingdom and Europe, 19 in Japan, 16 in Australia and 8 in China. We are not subject to any collective bargaining agreement and have not experienced any work stoppages. We believe that our relations with our employees are good.

Our Executive Officers
     The following table sets forth certain information, including ages as of September 30, 2005, with respect to our executive officers:

Name	Age	Positions
Richard A. Karp	61	Chief Executive Officer and Chairman of the Board
David Mayfield	56	President and Chief Operating Officer
Glenn Stewart	55	Vice President and Chief Technology Officer
Chris Stephenson	54	Vice President, Chief Financial Officer and Secretary
Sean Kelly	54	Vice President, Sales
Adam Fowler	43	Vice President, Product Management
Guy R. Simpson	47	Vice President, Applications Engineering
Barbara J. Fairhurst	57	Vice President, Operations
Terry Eastham	58	Vice President, Marketing
Kathy T. Omaye-Sosnow	49	Vice President, Human Resources
Ann Zimmerman	43	Vice President, Engineering
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
     Mr. David Mayfield joined Catapult in May 2000 as our President and Chief Operating Officer. Prior to joining Catapult, Mr. Mayfield served as interim General Manager at Scitex Digital Video, a manufacturer of non-linear digital video editing systems. Prior to 1998, Mr. Mayfield was Executive Vice President and General Manager of the Philips DVS organization in Salt Lake City, UT, a manufacturer of digital video systems. Mr. Mayfield holds a B.S. in Electrical Engineering from California Polytechnic State University and has completed selected courses towards a MSEE at the University of Santa Clara.
     Mr. Glenn Stewart joined Catapult in 1992 as Vice President of Engineering and was promoted to the position of Chief Technology Officer in January 2003. Prior to joining Catapult, he was Director of Engineering at Tektronix/LP Com, a manufacturer of telecommunications test products. Previously, he spent nine years at Bell Northern Research as a manager of development of telecommunications products and services. Mr. Stewart holds an M.Sc. and a B.Sc. in Computer Science from the University of Toronto.
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
     Mr. Adam Fowler joined Catapult in August 2002 in connection with our acquisition of NDB and was promoted to the position of Vice President of Advanced Development in January 2003. In December 2005, he assumed the position of Vice President, Product Management. From 1998 to 2002, Mr. Fowler held progressively more senior development management positions with Tekelec, most recently that of Assistant Vice President of Engineering with responsibility for the MGTS product line. Prior to 1998, he was employed by Nortel, Inc. for 14 years, where his last position was Senior Manager, Product Development and Verification. Mr. Fowler holds a B.S.E in Electrical Engineering from Duke University.
     Mr. Guy R. Simpson joined Catapult in 1989 and has held a number of technical and management positions with us since that time. Mr. Simpson has served as Deputy Chairman of our UK subsidiary since October 1996 and was appointed Vice President of Applications Development of Catapult in May 1998. Prior to joining Catapult, Mr. Simpson was employed for eight years by AT&T Bell Laboratories, where he held a variety of engineering and management positions in the area of advanced digital switching systems. Mr. Simpson holds a B.Sc. degree in Computer Science from Hatfield Polytechnic at the University of Hertfordshire, United Kingdom.

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
     Ms. Ann Zimmermann joined Catapult in February 2005 as our Vice President of Engineering. Prior to joining Catapult, she spent 10 years in a series of increasingly responsible engineering management positions at Acterna Corporation (now JDS Uniphase Communication Test and Measurement Business Segment) most recently as Vice President of Engineering from 2001 to 2005. Ms. Zimmerman holds a B.Sc. in Computer Science from Canisius College.
GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode (ATM)	A cell-based network technology protocol that supports simultaneous transmission of data, voice and video typically at T-1 or higher speeds.

cdma2000	A third generation digital high-speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to CDMA.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

General Packet Radio Service (GPRS)	A packet-based digital intermediate speed wireless technology based on GSM.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

IP Multimedia Subsystem (IMS)	An internationally recognized standard defining a generic architecture for offering Voice over IP and multimedia services to multiple access technologies.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

Variant	A specific implementation of a protocol, typically unique to a country or region.

Universal Mobile Telecommunications System (UMTS)	A third generation digital high speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to GSM and GPRS.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the Internet.

Item 1A.	Risk Factors
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
     We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:
•	the variable size and timing of individual purchases by our customers;

•	absence of long-term customer purchase contracts;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	delays in purchasing decisions or customer orders due to customer consolidation;

•	the ability to hire sales and technical personnel;

•	changes in the mix of products sold; and

•	changes in the regulatory environment.
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

     Most of our costs, including personnel and facilities costs, are relatively fixed at levels based on anticipated revenue. As a result, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in our quarterly operating results and could result in losses. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.
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
     Our test systems currently operate only on the Linux™ and Sun Microsystems’s Solaris™ operating systems. Our current and prospective customers may request other operating systems, such as Windows XP™, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could adversely affect our operations and overall profitability.
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
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2005, our top five customers represented approximately 52% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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
     In fiscal 2005, we derived 75% of our revenues from customers outside of the United States, and we maintain operations in ten other countries. International sales and operations are subject to inherent risks, including:
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
     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed. Although we currently use derivatives in an effort to mitigate the risk of exchange rate fluctuations with respect to receivables resulting from some inter-company sales, we may not continue to do so and our efforts may not be successful.

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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have generally not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.
     The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. While to date we have not been subject to claims of infringement or misappropriation of intellectual property by third parties, third parties may assert infringement claims against us. In addition, an assertion of infringement may result in litigation in which we may not prevail. Furthermore, any such claims, with or without merit, could result in substantial cost to us and diversion of our management. In addition, infringement claims may require us to develop new technology or require us to enter into royalty or licensing arrangements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us. Because we do not rely on patents to protect our technology, we will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. If a claim of infringement or misappropriation against us were successful and we fail or are unable to develop non-infringing technology or license any infringed, misappropriated or similar technology at a reasonable cost, our business, financial condition and results of operations would be adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer may significantly harm our business, financial condition and operating results.
Risks Related to Our Stock
Our stock has been, and likely will continue to be, subject to substantial price and volume fluctuations due to a number of factors, many of which will be beyond our control.
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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement Number 123 (revised 2004), “SFAS 123 (R)”, Share-Based Payment, which requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value, and will be effective for public companies for annual reporting periods that begin after June 15, 2005. Our adoption of SFAS 123 (R) will require us to record an expense for stock-based compensation plans commencing in the first quarter of our 2006 fiscal year and will result in ongoing accounting charges that will significantly reduce our net income. See Note 1 of the Notes to Consolidated Financial Statements for further information.
If we are unable to determine and demonstrate that we maintain effective internal control over financial reporting, this may cause investors to lose confidence in our reported financial information and the price of our stock could drop significantly.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we are required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. If we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of November 30, 2005, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,978,270 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,361,187 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. Effective August 1, 2005, Nancy H. Karp has entered into a Rule 10b5-1 trading plan to sell shares she owns from time to time and other officers and directors may also do so in the future.
Our principal stockholder could prevent or delay a change in control.
     As of November 30, 2005, Dr. Karp beneficially owned 2,978,270 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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
     Our executive offices, product development and primary support and production operations are located in Mountain View, California, where we occupy approximately 39,000 square feet pursuant to leases that expire in 2010. The annual rent for the property is approximately $434,000. In addition we lease approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2008. The annual rent for the property is approximately $284,000. We believe that these facilities will be adequate for our planned purposes.*
     We also lease a total of approximately 31,000 square feet of professional services office space in the following 14 locations: Schaumburg, Illinois; Dallas, Texas; Fairfax, Virginia; Ottawa, Canada; Chippenham, England; Gilching, Germany; Antony Cedex, France; Helsinki, Finland; Sollentuna, Sweden; Tokyo, Japan; Yokosuka Research Park, Japan; Melbourne, Australia; Shanghai, China and Beijing, China.

Item 3.	Legal Proceedings
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($15,027,966 as of September 30, 2005) plus interest and legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. On July 4, 2005, the Belgian court set a schedule of deadlines for briefs to be filed with a hearing on the case set for April 28, 2006. We believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter*. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
     On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly-owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its earliest stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.

Item 4.	Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
     Our common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2004		2005
	High	Low	High	Low
First fiscal quarter	$16.79	$10.70	$29.59	$18.66
Second fiscal quarter	$25.26	$14.47	$25.20	$18.18
Third fiscal quarter	$23.36	$16.00	$21.65	$13.91
Fourth fiscal quarter	$24.99	$17.00	$20.00	$15.40

     We had approximately 49 stockholders of record as of November 30, 2005. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Financial Data
     The following selected financial data is qualified by reference to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Income Data:

	Fiscal Year Ended September 30,
	2001	2002	2003	2004	2005
	(In thousands, except per share amounts)
Revenues:
Products	$34,689	$33,988	$35,344	$45,703	$50,441
Services	5,197	6,051	9,880	12,315	14,507

Total revenues	39,886	40,039	45,224	58,018	64,948

Cost of revenues:
Products	3,794	2,700	5,652	5,192	5,766
Services	591	1,172	2,825	3,570	3,434
Amortization of purchased technology	—	57	686	686	686

Total cost of revenues	4,385	3,929	9,163	9,448	9,886

Gross profit	35,501	36,110	36,061	48,570	55,062

Operating expenses:
Research and development	4,938	7,520	13,519	11,740	12,445
Sales and marketing	10,673	10,714	14,506	17,075	18,401
General and administrative	5,369	4,899	6,679	6,885	9,008
Restructuring costs	—	—	730	—	—
Purchased in-process research and development	—	1,400	—	—	—

Total operating expenses	20,980	24,533	35,434	35,700	39,854

Operating income	14,521	11,577	627	12,870	15,208
Interest income	2,919	1,456	786	801	1,364
Interest expense	—	(29)	(350)	(321)	—
Other income (expense), net	(585)	(219)	1,216	148	(148)

Income from continuing operations before income taxes	16,855	12,785	2,279	13,498	16,424
Provision for (benefit from) income taxes	5,810	3,580	(2,086)	(413)	2,276

Income from continuing operations	11,045	9,205	4,365	13,911	14,148
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46	—	(56)[1]	—	—	—

Net income	$11,045	$9,149	$4,365	$13,911	$14,148

Net income per share — basic
Income from continuing operations	$0.85	$0.71	$0.34	$1.06	$0.96

Net income per share — basic	$0.85	$0.70	$0.34	$1.06	$0.96

Net income per share — diluted
Income from continuing operations	$0.83	$0.69	$0.33	$0.95	$0.94

Net income per share — diluted	$0.83	$0.69	$0.33	$0.95	$0.94

Shares used in per share calculation:
Basic	12,933	13,039	12,948	13,100	14,677

Diluted	13,276	13,313	13,113	14,556	15,019

Consolidated Balance Sheets Data:

	September 30,
	2001	2002	2003	2004	2005
	(In thousands)
Cash, cash equivalents and short-term investments	$61,476	$35,365	$30,671	$52,670	$68,807
Working capital	61,517	28,852	16,629	55,347	73,887
Total assets	72,833	117,850	107,089	128,271	147,760
Convertible notes payable	—	18,081	17,674	—	—
Total stockholders’ equity	$63,490	$72,965	$76,621	$115,765	$132,523
Note: (1) Effective September 30, 2002, we discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The results of operations and the assets and liabilities of the discontinued operations were segregated in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Our revenues are derived from product sales, which include both licenses of our test system software and sales of our test system hardware, and from services, which include customer support under hardware and software support contracts as well as training. Prices for our test systems vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Product sales are recognized upon shipment or, if installation services are purchased, when installation is complete, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable and collection of the resulting receivable is probable.
     We offer product warranties for various lengths of time, depending on the product and the country of purchase or operation. Customers may elect to purchase a software support contract that includes both ongoing technical support and any new software releases on a when-and-if-available basis during the term of the contract. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers often purchase onsite training, which is charged based on the number of days provided and recognized when completed.
Conditions and Trends in Our Industry
     Over the course of our last fiscal year ended September 30, 2005, we saw further evidence of a recovery in the global telecommunications industry from the severe downturn that affected us in fiscal 2002 and 2003. This improvement in market conditions resulted in increased purchasing of our products and services by our customers in North America, Europe and, most notably, all other markets except Japan (referred to by us as “Rest of World”), where we saw our strongest growth rate. The growth in Rest of World revenues reflected two factors: additional business in China generated by the office we established there late in fiscal 2004, and increased off-shoring of research and development activity by some of our multinational telecommunications manufacturer customers. In Japan, although market conditions remained healthy, our revenue decreased 6% year-over-year as we failed to secure a Japanese fiscal year end budget surplus order from a major customer.
Summary of Our Financial Performance in Fiscal 2005
     Our financial performance in the year ended September 30, 2005 once again improved over our performance in the previous year: our revenues increased by 12% to $64.9 million and our operating income increased by 18% to $15.2 million.
     Three major factors contributed to this improved financial performance:
•	In North America, Europe and Rest of World, we saw revenue increases of 14%, 8%, and 160% respectively due to the continuing improvement in market conditions discussed above.

•	We saw a further improvement of one percentage point in overall gross profit margin as our services revenues increased by more than the associated cost.

•	Despite an increase of $2.1 million or 31% in general and administrative expenses due almost entirely to the first year costs to comply with the internal control requirements of the Sarbanes-Oxley Act, we limited the increase in our operating expenses to 12%, the same level as our revenue growth rate.
     The impact of these factors on net income was largely offset by the absence of the tax benefit recorded in fiscal 2004.
     During fiscal 2005, our cash, cash equivalents and short-term investments increased by $16.1 million, of which $14.8 million was provided by operating activities and $2.2 million was provided from the sale of stock under our stock option and employee share purchase. Capital expenditures in fiscal 2005 amounted to $0.8 million.
Critical Accounting Policies and Estimates
     We have identified the accounting policies below and the methods, estimates and judgments that we use in applying these policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed below and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected future financial results. We also have other key accounting policies. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For a discussion on the application of these other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.
Revenue Recognition
     Sales of our product arrangements normally include hardware and software. Certain of our sales may also include installation. We also offer professional services (primarily training) and maintenance services separately from our product arrangements.
     In connection with each transaction involving these arrangements:
•	We examine the customer agreement and/or purchase order to determine that persuasive evidence of an arrangement exists and there is no basis for considering that the transaction forms a single arrangement with one or more other transactions.

•	We assess that the fee is fixed or determinable by verifying that it is not subject to an agreement to provide additional products or services at a later date or to renegotiation or contingencies including refund, right of return or third-party financing or transactions, and that the payment terms do not extend significantly beyond our customary range.

•	We assess that collection is probable based on customer credit information and payment history.
     Subject to the foregoing considerations, we recognize revenue on product sales upon delivery or, if installation services are purchased, when installation is complete. We recognize revenues allocated to training and other professional services at the time the services are completed. We recognize revenues allocated to maintenance ratably over the term of the maintenance contract during which the services are delivered.
     For arrangements with multiple elements, we allocate revenue to each component of the arrangement based on vendor-specific objective evidence of fair value (“VSOE”). If we have VSOE for the undelivered elements only, we allocate value using the residual method, under which we defer revenue from the arrangement fee equivalent to the VSOE of the undelivered elements and apply any discount to the delivered elements. VSOE for the ongoing maintenance and support obligations within an arrangement is based upon substantive renewal rates quoted in the contracts or, in the absence of stated renewal rates, upon a history of separate sales of renewals to each customer or class of customers. VSOE for services such as training or consulting is based upon separate sales of these services to other customers without the bundling of other elements.
     The amount and timing of revenue recognized in any period may differ materially if we make different judgments in any of these areas involving revenue recognition.
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use currency options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-

company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Gains or losses on forward contracts and options as well as the cost of the options are included in other income (expense), net. To the extent that our judgment in mitigating the risk of movements in foreign exchange rates is imperfect, we may incur foreign exchange losses that could affect our results of operations.
Allowance for Doubtful Accounts and Inventory Obsolescence Reserve
     When judging the adequacy of our allowance for doubtful accounts, we specifically analyze accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expenses recognized in any period may differ materially if we make different judgments. Our accounts receivable balance as of September 30, 2005 was $14.7 million, net of an allowance for doubtful accounts of $0.3 million.
     Inventory is stated at the lower of cost (computed using standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly review inventory quantities on hand and record a reserve to write down excess and obsolete inventories to its estimated net realizable value. In recording this reserve, we make significant estimates and assumptions based on our judgment of inventory age, shipment history and our forecast of future demand. A significant decrease in market demand for our product could result in an increase in our reserve for excess inventory quantities on hand. In addition, our industry is subject to technological change that could result in an increase in the amount of our reserve for obsolete inventory quantities on hand. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. Our inventory balance as of September 30, 2005 was $3.1 million, net of a reserve for excess and obsolete inventories of $1.7 million. The majority of this reserve was recorded against inventory acquired with NDB as part of our acquisition accounting. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.
Income Taxes
     As part of the process of preparing consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.
     These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent that we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in the consolidated statement of income. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. Based on our recurring history of generating income and our estimates concerning future results of operation, we have not recorded a valuation allowance for net operating losses or for foreign tax credits. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. Net federal and state operating loss carry-forwards totaled $4.2 million and $3.3 million, respectively, at September 30, 2005. Net foreign tax credits amounted to $0.3 million at September 30, 2005.
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

Goodwill and Long Lived Assets
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No.142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis. We performed our most recent annual impairment test on September 30, 2005 and determined that we have a single reporting unit. We did not record a loss on impairment of goodwill during the fiscal years ended September 30, 2003, 2004 and 2005. We will continue to perform this test annually. In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting unit to determine its fair value. These estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. Goodwill was $49.4 million at September 30, 2004 and 2005.
     SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable or that the useful life of a long-lived asset may be shortened. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. During the years ended September 30, 2003, 2004 and 2005, we did not record any impairment charges on long-lived assets or certain intangible assets. In assessing potential impairment, we make significant estimates and assumptions regarding the useful lives of intangible assets and the discounted future cash flows that these assets are expected to generate to determine their fair value. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on long-lived assets and certain intangible assets to reduce the carrying amount of these assets. Net intangible assets and long-lived assets were $7.7 million and $5.7 million at September 30, 2004 and 2005, respectively.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of income to total revenues.

	Percentage of Total Revenues
	Year Ended September 30,
	2003	2004	2005
Revenues:
Products	78.2%	78.8%	77.7%
Services	21.8	21.2	22.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	12.5	8.9	8.9
Services	6.2	6.2	5.3
Amortization of purchased technology	1.5	1.2	1.0

Total cost of revenues	20.2	16.3	15.2

Gross profit	79.8	83.7	84.8

Operating expenses:
Research and development	29.9	20.2	19.2
Sales and marketing	32.1	29.4	28.3
General and administrative	14.8	11.9	13.9
Restructuring costs	1.6	—	—

Total operating expenses	78.4	61.5	61.4

Operating income	1.4	22.2	23.4
Interest income	1.7	1.4	2.1
Interest expense	(0.7)	(0.6)	—
Other income (expense), net	2.6	0.3	(0.2)

Income before income taxes	5.0	23.3	25.3
Provision for (benefit from) income taxes	(4.7)	(0.7)	3.5

Net income	9.7%	24.0%	21.8%

Gross profit margin on products	84.0%	88.6%	88.6%

Gross profit margin on services	71.4%	71.0%	76.3%
		~~~~~ ~
Gross profit margin on products and services excludes amortization of purchased technology.

Fiscal Years Ended September 30, 2004 and 2005
Revenues
     Total revenues increased by 12% from $58.0 million in fiscal 2004 to $64.9 million in fiscal 2005. Product revenues increased by approximately 10% from $45.7 million in fiscal 2004 to $50.4 million in fiscal 2005, due to the continuing recovery in the global telecommunications market discussed above under the heading “Conditions and Trends in our Industry” and to a 2% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased by approximately 18% from $12.3 million in fiscal 2004 to $14.5 million in fiscal 2005 due to the increase in the number of systems under maintenance.
     By geographic region, North American revenues increased by approximately 14% from $17.4 million in fiscal 2004 to $19.8 million in fiscal 2005, European revenues increased by approximately 8% from $18.4 million in fiscal 2004 to $19.7 million in fiscal 2005, Japanese revenues decreased by approximately 6% from $19.6 million in fiscal 2004 to $18.5 million in fiscal 2005 and Rest of World revenues increased by approximately 160% from $2.7 million in fiscal 2004 to $7.0 million in fiscal 2005.
Cost of Revenues
     Cost of product revenues excluding amortization of purchased technology increased by approximately 11% from $5.2 million in fiscal 2004 to $5.8 million in fiscal 2005. Gross margin on product revenues excluding amortization of purchased technology remained unchanged at 89% as higher hardware component costs were offset by a more favorable product mix and economies of scale in our manufacturing operation.
     Cost of services revenues decreased by approximately 4% from $3.6 million in fiscal 2004 to $3.4 million in fiscal 2005 as the impact of an increase of 13%, or 3 employees, in the average number of customer support personnel was more than offset by two factors: a $0.2 million decrease in variable compensation as a result of less favorable performance against target, and the absence in the latter year of a one-time $0.3 million provision recorded in fiscal 2004 for the replacement of certain product under maintenance contract. Gross margin on services revenues increased from 71% in fiscal 2004 to 76% in fiscal 2005 as the cost of providing services revenues decreased for the reasons discussed above, while the associated revenues increased. Gross margin on services revenues may also vary depending on the timing of system sales and support contract renewals.
     Amortization of purchased technology in fiscal 2005 remained unchanged from the $0.7 million expensed in fiscal 2004.
     Cost of revenues expressed as a percentage of revenues did not vary significantly by geographic region.
Research and Development
     Research and development expenses increased by approximately 6% from $11.7 million in fiscal 2004 to $12.4 million in fiscal 2005. This increase reflected primarily three factors: an increase of 7%, or 6 employees, in the average number of research and development personnel; an exchange rate driven increase of $0.1 million due to average increases of 5% in the Australian dollar and 3% in the British pound against the US dollar; and a partially offsetting decrease of $0.2 million in variable compensation as a result of less favorable performance against target. As a percentage of total revenues, research and development expenses decreased from 20% in fiscal 2004 to 19% in fiscal 2005. We expect the absolute annual level of research and development expenses to remain relatively unchanged in fiscal 2006 as the costs related to any increase in the number of employees in this area are expected to be offset by a reduction in depreciation expense related to assets acquired in 2002 with NDB that are now fully depreciated.*
Sales and Marketing
     Sales and marketing expenses increased by approximately 8% from $17.1 million in fiscal 2004 to $18.4 million in fiscal 2005 primarily as a result of four factors: an increase of 10%, or 9 employees, in the number of sales and marketing personnel; an exchange rate driven increase of $0.2 million due to average increases of 3% in the British pound, 4% in the Euro and 2% in the Japanese yen against the US dollar; an increase of $0.2 million in recruiting costs; and a partially offsetting decrease of $0.6 million in variable compensation as a result of less favorable performance against target. As a percentage of total revenues, sales and marketing expenses decreased from 29% of revenues in fiscal 2004 to 28% in fiscal 2005. We expect the absolute annual level of sales and marketing expenses to increase by approximately 8% in fiscal 2006 primarily as a result of an anticipated increase in the number of employees in this area.*
General and Administrative
     General and administrative expenses increased by approximately 31% from $6.9 million in fiscal 2004 to $9.0 million in fiscal 2005. This increase was due primarily to a $2.0 million increase in accounting costs due to increased Sarbanes-Oxley compliance and audit costs. As a percentage of total revenues, general and administrative expenses increased from 12% to 14% over the same period. We expect the absolute annual level of general and administrative expenses to remain relatively unchanged in fiscal 2006 as the costs related to any increase in the number of employees in this area are expected to be offset by a reduction in Sarbanes-Oxley compliance costs.*
Interest Income
     Interest income increased from $0.8 million in fiscal 2004 to $1.4 million fiscal 2005 due to higher prevailing rates of return and higher cash, cash equivalent and short-term investment balances. Realized gains and losses on sale of securities are included in interest income.
Interest Expense
     No interest expense was recorded in fiscal 2005. Interest expense of $0.3 million was recorded in fiscal 2004 on the convertible notes payable that were converted into common stock in September 2004.
Other Income (Expense), Net
     Other income (expense), net decreased from income of $0.1 million in fiscal 2004 to an expense of $0.1 million in fiscal 2005 as $0.2 million in foreign exchange losses were recorded in fiscal 2005 in comparison with foreign exchange gains of less than $0.1 million in fiscal 2004.
Income Taxes
     We recorded a provision for income taxes of $2.3 million in fiscal 2005. This provision was net of $0.8 million in tax benefits related to several items, including additional research and development tax benefits resulting both from the retroactive reintroduction of the related tax credit program and from a claim for additional benefits filed as a result of the IRS audit completed at the beginning of the fiscal year. We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year. This reduction was made as a result of a determination that additional taxes for which we had previously recognized liabilities would not be due. As a result, our effective tax rate changed from a benefit of 3% in fiscal 2004 to a provision of 14% in fiscal 2005. In the absence of the benefits noted above, we would have recorded a tax provision of 19% in fiscal 2005. We expect our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations.
Future Additional Expense for Stock-Based Compensation
     The Financial Accounting Standards Board (FASB) has concluded that Statement 123(R), Share-Based Payment, which will require all companies to measure compensation expense for all share based payments (including employee stock options) at fair value, will be effective for public companies for annual periods beginning after June 15, 2005. Adoption of FASB Statement 123(R) will require us to record an expense for stock-based compensation plans and will result in ongoing accounting charges that will significantly reduce our net income. See the section entitled “Stock-based Compensation” in Note 1 of the Notes to our Consolidated Financial Statements for further information.
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
Interest Income
     Interest income remained unchanged at $0.8 million in fiscal 2004 in comparison with fiscal 2003 as the effect of higher cash, cash equivalent and short-term investment balances was offset by lower prevailing rates of return. Realized gains and losses on sale of securities are included in interest income.
Interest Expense
     Interest expense on the convertible notes payable decreased from $0.35 million in fiscal 2003 to $0.32 million in fiscal 2004 due to a decrease in interest accrued on the convertible notes payable resulting from these notes being outstanding for a shorter period of time in fiscal 2004 than in fiscal 2003.
Other Income (Expense), Net
     Other income (expense), net decreased from income of $1.2 million in fiscal 2003 to income of $0.1 million in fiscal 2004 due principally to a reduction of $0.4 million in foreign exchange gains and the absence in fiscal 2004 of a Japanese consumption tax refund in the amount of approximately $0.7 million received in fiscal 2003.
Income Taxes
     We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year as a result of a favorable outcome of an IRS tax audit. In fiscal 2003, we recorded a benefit from income taxes of $2.1 million as a result of three factors: transfer pricing and other adjustments of approximately $0.7 million; a reduction of approximately $1.0 million in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of our Japanese subsidiary; and the recognition of approximately $0.8 million in future tax benefits of foreign tax credits arising from withholding taxes paid on the liquidation proceeds of the Japanese subsidiary acquired from Tekelec. As a result, our effective tax rate changed from a benefit of 92% in fiscal 2003 to a benefit of 3% in fiscal 2004.
Liquidity and Capital Resources
     We have financed our operations to date primarily through cash generated from operations, from the proceeds of our initial public offering completed in early 1999 and from the proceeds of a second public offering completed in September 2004. The proceeds to us from the 1999 and 2004 offerings, net of underwriter fees and other expenses, were approximately $19.2 million and $3.0 million, respectively.
     Our purchase of NDB in 2002 was additionally financed through the issuance of two convertible notes in the aggregate principal amount of $17.3 million. The convertible notes were issued by our Irish subsidiary and were guaranteed by us. These notes were converted by Tekelec into 1,081,250 shares of our common stock in September 2004.

     Our operating activities provided cash of $3.6 million, $16.6 million and $14.8 million in fiscal 2003, 2004 and 2005, respectively. In each of these years, net income was the primary component of cash flows from operating activities, providing $4.4 million, $13.9 million and $14.1 million in fiscal 2003, 2004 and 2005, respectively. Cash generated by net income was increased by adjustments for non-cash charges totaling $1.7 million, $3.1 million and $3.0 million in fiscal 2003, 2004 and 2005, respectively. These non-cash charges include charges for additional depreciation and amortization related to our acquisition of NDB. The additional acquisition-related non-cash depreciation charges ended in fiscal 2005 and the majority of the acquisition-related non-cash amortization charges will end in fiscal 2009. Finally, our cash flows from operations are affected by changes in current assets and liabilities, net of the effects of the acquisition. These changes in non-cash working capital components decreased cash flow from operations by $2.5 million, $0.4 million and $2.3 million in fiscal 2003, 2004 and 2005, respectively.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved from 85 days for the year ended September 30, 2003 to 64 days for the year ended September 30, 2004 due primarily to the increased intra-quarter invoicing linearity that resulted from an improvement in business conditions over the year then ended. Our days outstanding deteriorated from 64 days for the year ended September 30, 2004 to 83 days for the year ended September 30, 2005 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.
     Investing activities have consisted of three components: the acquisition of NDB, purchases of property and equipment, and purchases and sales of short-term investments. Our acquisition of NDB used cash of $6.0 million in fiscal 2003. Purchases of property and equipment decreased from $1.3 million in fiscal 2003 to $1.1 million in fiscal 2004 and $0.8 million in fiscal 2005. We expect that capital expenditures will total approximately $1.0 million in fiscal 2006.* We invest cash that is surplus to our operating requirements in our short-term investment portfolio. Purchases and sales of short-term investments provided net cash of $0.9 million in fiscal 2003 to assist with the final NDB acquisition payment and used cash of $10.7 million and $11.4 million in fiscal 2004 and 2005, respectively, as surplus cash that we generated was invested.
     Financing activities used cash of $1.2 million in fiscal 2003 as we repurchased a higher value of common stock than the value that we issued. Financing activities provided cash of $6.4 million in fiscal 2004 from the sale of shares in a public offering, the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities provided cash of $2.2 million in fiscal 2005 from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of September 30, 2005, we had working capital of $73.9 million, cash and cash equivalents of $24.9 million and short-term investments of $44.0 million. As of September 30, 2005, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$3.8	$1.3	$1.8	$0.7	—
Unconditional purchase obligations	$1.0	$1.0	—	—	—

Total contractual cash obligations	$4.8	$2.3	$1.8	$0.7	—

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
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. In fiscal 2005, approximately 28% of our invoices were issued and paid in Japanese yen and 4% were issued in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful.
     At September 30, 2005, we had forward exchange contracts maturing in fiscal 2006 to sell approximately $0.1 million in Japanese Yen. These contracts were designed to mitigate the risk of future movements in foreign exchange rates relating to inter-company accounts receivable. There were no options outstanding at that date. The fair market value of these contracts at September 30, 2005 was not material.
     We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona and the Chinese renminbi. In fiscal 2005, we incurred approximately $13.1 million of operating expenses in foreign currencies. In Japan, our yen operating expenses, which amounted to approximately $3.0 million in fiscal 2005, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of September 30, 2005, short-term investments consisted of available-for-sale securities of $44.0 million (see Note 6, Balance Sheet Components in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2005, the decline in the fair value of the portfolio would not be material to our financial position.

Item 8.	Financial Statements and Supplementary Data
     The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15 (a).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of disclosure controls and procedures.
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     Based on its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2005, the Company’s internal control over financial reporting was effective.
     Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an audit report on our assessment of the Company’s internal control of financial reporting. This report is included herein.
(c) Changes in internal controls over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
     Not applicable.
PART III
     Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for January 24, 2006, and the information included in the Proxy Statement is incorporated herein by reference.

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
Code of Ethics
     We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which has been filed as Exhibit 14 to our Annual Report on Form 10-K dated December 5, 2003.

Item 11.	Executive Compensation
     Information regarding the compensation of our named executive officers is incorporated by reference from the information under the heading “Executive Compensation” in our Proxy Statement. Information regarding the compensation of our directors is incorporated by reference from the information under the heading “Corporate Governance-Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
     Incorporated by reference to the information under the headings “Principal Stockholders” and “Executive Compensation — Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
     Incorporated by reference to the information under the caption “Certain Transactions” in our Proxy Statement.

Item 14.	Principal Accountants Fees and Services
     Incorporated by reference to the information under the caption “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

		Page

(1)	Consolidated Financial Statements:
	Report of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets at September 30, 2004 and 2005	36
	Consolidated Statements of Income for each of the three years in the period ended September 30, 2005	37
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2005	38
	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2005	39
	Notes to Consolidated Financial Statements	40

(2)	Financial Statement Schedules:
	All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

	Supplementary Financial Data (Unaudited):

	Quarterly Financial Data for each of the years ended September 30, 2004 and 2005	57

(3)	Exhibits:
	The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K	58
     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Catapult Communications Corporation:
     We have completed an integrated audit of Catapult Communications Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catapult Communication Corporation and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP

San Jose, California
December 14, 2005

CATAPULT COMMUNICATIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,
	2004	2005
	(In thousands, except
	share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$20,108	$24,852
Short-term investments	32,562	43,955
Accounts receivable, net of allowances of $294 and $271 as at September 30, 2004 and 2005, respectively	10,110	14,724
Inventories	2,380	3,104
Deferred income taxes	985	603
Prepaid expenses	1,638	1,401

Total current assets	67,783	88,639
Property and equipment, net	2,640	1,693
Goodwill	49,394	49,394
Other intangibles, net	5,072	4,051
Other assets	3,382	3,983

Total assets	$128,271	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,502	$1,547
Accrued liabilities	5,546	5,508
Deferred revenue	5,388	7,697

Total current liabilities	12,436	14,752
Deferred revenue, long-term portion	70	485

Total liabilities	12,506	15,237

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,545,546 and 14,724,708 issued and outstanding as of September 30, 2004 and 2005, respectively	15	15
Additional paid-in capital	46,297	48,944
Deferred stock-based compensation	(39)	(3)
Accumulated other comprehensive income	660	587
Retained earnings	68,832	82,980

Total stockholders’ equity	115,765	132,523

Total liabilities and stockholders’ equity	$128,271	$147,760

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended September 30,
	2003	2004	2005
	(In thousands, except
	per share amounts)

Revenues:
Products	$35,344	$45,703	$50,441
Services	9,880	12,315	14,507

Total revenues	45,224	58,018	64,948

Cost of revenues:
Products	5,652	5,192	5,766
Services	2,825	3,570	3,434
Amortization of purchased technology	686	686	686

Total cost of revenues	9,163	9,448	9,886

Gross profit	36,061	48,570	55,062

Operating expenses:
Research and development	13,519	11,740	12,445
Sales and marketing	14,506	17,075	18,401
General and administrative	6,679	6,885	9,008
Restructuring costs	730	—	—

Total operating expenses	35,434	35,700	39,854

Operating income	627	12,870	15,208
Interest income	786	801	1,364
Interest expense	(350)	(321)	—
Other income (expense), net	1,216	148	(148)

Income before income taxes	2,279	13,498	16,424
Provision for (benefit from) income taxes	(2,086)	(413)	2,276

Net income	$4,365	$13,911	$14,148

Net income per share — basic	$0.34	$1.06	$0.96

Net income per share — diluted	$0.33	$0.95	$0.94

Shares used in per share calculation:
Basic	12,948	13,100	14,677

Diluted	13,113	14,556	15,019

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accum-
					ulated
				Deferred	Other
				Stock-	Compre-			Total
			Additional	based	hensive			Stock-	Compre-
	Common Stock		Paid-in	Compen-	Income	Treasury	Retained	holders'	hensive
	Shares	Amount	Capital	sation	(loss)	Stock	Earnings	Equity	Income
Balances at September 30, 2002	13,055,273	$13	$22,625	$(111)	$182	$(300)	$50,556	$72,965	$8,719

Issuance of common stock	88,672	—	530	—	—	—	—	530
Tax benefit from employee stock transactions	—	—	92	—	—	—	—	92
Cancellation of treasury stock	—	—	(300)	—	—	300	—	—
Repurchase of common stock	(257,400)		(1,760)	—	—	—	—	(1,760)
Amortization of deferred stock-based compensation	—	—	—	36	—	—	—	36
Currency translation adjustment	—	—	—	—	399	—	—	399	$399
Unrealized gains and (losses) on investments, net	—	—	—	—	(6)	—	—	(6)	(6)
Net income	—	—	—	—	—	—	4,365	4,365	4,365

Balances at September 30, 2003	12,886,545	13	21,187	(75)	575	—	54,921	76,621	$4,758

Issuance of common stock from exercise of stock options	377,751	—	3,390	—	—	—	—	3,390
Tax benefit from employee stock transactions	—	—	1,409	—	—	—	—	1,409
Conversion of notes payable	1,081,250	2	17,299	—	—	—	—	17,301
Issuance of common stock from stock offering, net of offering costs	200,000	—	3,012	—	—	—	—	3,012
Amortization of deferred stock-based compensation	—	—	—	36	—	—	—	36
Currency translation adjustment	—	—	—	—	93	—	—	93	$93
Unrealized gains and (losses) on investments, net	—	—	—	—	(8)	—	—	(8)	(8)
Net income	—	—	—	—	—	—	13,911	13,911	13,911

Balances at September 30, 2004	14,545,546	15	46,297	(39)	660	—	68,832	115,765	$13,996

Issuance of common stock from exercise of stock options	179,162	—	2,177	—	—	—	—	2,177
Tax benefit from employee stock transactions	—	—	470	—	—	—	—	470
Amortization of deferred stock-based compensation	—	—	—	36	—	—	—	36
Currency translation adjustment	—	—	—	—	(28)	—	—	(28)	$(28)
Unrealized gains and (losses) on investments, net	—	—	—	—	(45)	—	—	(45)	(45)
Net income	—	—	—	—	—	—	14,148	14,148	14,148

Balances at September 30, 2005	14,724,708	$15	$48,944	$(3)	$587	$—	$82,980	$132,523	$14,075

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2003	2004	2005
	(In thousands)
Cash flows from operating activities:
Net income	$4,365	$13,911	$14,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,659	1,842	1,733
Amortization of deferred stock-based compensation	36	36	36
Amortization of purchased technology	686	686	686
Amortization of other acquisition related intangibles	536	335	335
Provision for (recovery of) doubtful accounts	282	16	(24)
Deferred income taxes	(1,193)	(895)	(259)
Tax benefits from employee stock option plans	92	1,409	470
Amortization of convertible notes premium	(407)	(374)	—
Change in assets and liabilities (net of effect of acquisition):
Accounts receivable	(588)	461	(4,588)
Inventories	1,047	(47)	(731)
Prepaid expenses	314	(516)	228
Assets of discontinued operations	2,636	—	—
Other assets	51	57	35
Accounts payable	(1,113)	244	490
Accrued liabilities	(5,030)	(487)	(461)
Deferred revenue	1,084	(119)	2,724
Liabilities of discontinued operations	(889)	—	—

Net cash provided by operating activities	3,568	16,559	14,822

Cash flows from investing activities:
Sale and maturities of short-term investments	40,257	34,990	49,018
Purchase of short-term investments	(39,375)	(45,658)	(60,456)
Acquisition, net of cash acquired	(5,976)	—	—
Purchase of property and equipment	(1,302)	(1,077)	(799)

Net cash used in investing activities	(6,396)	(11,745)	(12,237)

Cash flows from financing activities:
Repurchase of common stock	(1,760)	—	—
Proceeds from exercise of stock options	530	3,390	2,177
Proceeds from stock offering, net of offering costs	—	3,012	—

Net cash provided by (used in) financing activities	(1,230)	6,402	2,177

Effect of exchange rate changes on cash and cash equivalents	252	123	(18)

Net increase (decrease) in cash and cash equivalents	(3,806)	11,339	4,744
Cash and cash equivalents, beginning of year	12,575	8,769	20,108

Cash and cash equivalents, end of year	$8,769	$20,108	$24,852

Supplemental disclosures of cash flow information:
Income taxes paid	$1,586	$1,807	$2,690

Supplemental disclosure of non cash investing and financing activities:
Conversion of notes payable to common stock	$—	$17,300	$—

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
Reclassification of Short-term Investments
     Certain reclassifications have been made to the prior year financial statements in order to conform to the current year presentation. These reclassifications did not change the previously recorded stockholders’ equity, net income per share, cash flows from operating activities nor from financing activities in our previously reported consolidated statements of cash flow, nor our previously reported consolidated statements of income for any periods.
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
     We account for our marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
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
     Based upon our re-evaluation of these securities, we have reclassified as short-term investments auction rate securities previously classified as cash equivalents in each of the accompanying consolidated balance sheets. We have also reclassified as cash equivalents any variable rate demand and pre-refunded securities previously classified as short-term investments. This resulted in a reclassification from cash equivalents to short-term investments of $3.0 million in September 30, 2003 and a reclassification from short-term investments to cash and cash equivalents of $1.8 million in September 30, 2004 in the accompanying consolidated balance sheets. In addition, we have adjusted our consolidated statements of cash flows for the twelve months ended September 30, 2003 and 2004 to reflect the net cash used of $3.0 million and net cash provided of $4.8 million, respectively, by investing activities related to the purchases or sales of auction rate, variable rate demand and pre-refunded securities.
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
Cash and Cash Equivalents
     We maintain our cash in bank deposit accounts at financial institutions in the United States, Japan, China, Australia, Europe, the United Kingdom, Ireland and Canada. Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market securities, the fair value of which approximates cost. Interest is accrued as earned
Short-Term Investments
     Short-term investments are investments with an original maturity greater than 90 days. Our short-term investments, together with our cash equivalents, are placed in portfolios managed by four professional money management firms. At September 30, 2004 and 2005, the portfolios consisted primarily of commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, and U.S. government agency securities.
     At September 30, 2004 and 2005, our short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheets. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in interest income (expense), net in the accompanying consolidated statements of income and are determined based upon the specific identification method.
Revenue Recognition
     Sales of our product arrangements normally include hardware and software. Certain of our sales may also include installation. We also offer professional services (primarily training) and maintenance services separately from our product arrangements.
     In connection with each transaction involving these arrangements:
•	We examine the customer agreement and/or purchase order to determine that persuasive evidence of an arrangement exists and there is no basis for considering that the transaction forms a single arrangement with one or more other transactions.

•	We assess that the fee is fixed or determinable by verifying that it is not subject to an agreement to provide additional products or services at a later date or to renegotiation or contingencies including refund, right of return or third-party financing or transactions, and that the payment terms do not extend significantly beyond our customary range.

•	We assess that collection is probable based on customer credit information and payment history.
     Subject to the foregoing considerations, we recognize revenue on product sales upon delivery or, if installation services are purchased, when installation is completed. We recognize revenues allocated to training and other professional services at the time the services are completed. We recognize revenues allocated to maintenance ratably over the term of the maintenance contract during which the services are delivered.
     For arrangements with multiple elements, we allocate revenue to each component of the arrangement based on vendor-specific objective evidence of fair value (“VSOE”). If we have VSOE for the undelivered elements only, we allocate value using the residual method, under which we defer revenue from the arrangement fee equivalent to the VSOE of the undelivered elements and apply any discount to the delivered elements. VSOE for the ongoing maintenance and support obligations within an arrangement is based upon substantive renewal rates quoted in the contracts or, in the absence of stated renewal rates, upon a history of separate sales of renewals to each customer or class of customers. VSOE for services such as training or consulting is based upon separate sales of these services to other customers without the bundling of other elements.
Foreign Currency Translation
     Certain of our foreign subsidiaries use their respective local currencies as their functional currencies. In consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of income and amounted to gains of $411,000, gains of $44,000 and losses of $208,000 in fiscal 2003, 2004 and 2005, respectively.
Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently purchase options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate.
     At September 30, 2005, we had forward exchange contracts maturing in fiscal 2006 to sell approximately $89,000 in Japanese Yen designed to mitigate the risk of future movements in foreign exchange rates on our foreign currency denominated inter-company receivables. The fair value of these contracts at September 30, 2005 was not material.
Fair Value of Financial Instruments
     The carrying value of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity.
Concentration of Credit Risk and Major Customers
     Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by four professional money management firms and one bank. Our accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe, China, India and Korea. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of the outstanding receivable balance.

     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of September 30, 2004 or September 30, 2005, or 10% or more of our revenues for the fiscal years ended September 30, 2003 or 2004 or 2005, were as follows:

	Percentage of		Percentage of Revenues
	Accounts Receivable		for the fiscal year ended
	as of September 30,		September 30,
	2004	2005	2003	2004	2005

Customer A	< 10%	< 10%	12%	13%	<10%

Customer B	< 10%	< 10%	13%	12%	<10%

Customer C	14%	14%	< 10%	12%	14%

Customer D	12%	13%	10%	11%	<10%

Customer E	<10%	20%	<10%	<10%	11%

Customer F	<10%	<10%	<10%	<10%	11%
     Certain of the components and subassemblies included in our systems are obtained from a single source or limited group of suppliers. Although we seek to reduce dependence on those sole and limited source suppliers, the partial or complete loss of certain of these sources could have at least a temporary adverse effect on our results of operations and damage customer relationships. Further, a significant increase in the price of one or more of these components could adversely affect our results of operations.
Inventories
     Inventories are stated at the lower of cost or market value. Inventory costs are computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory reserves for excess and obsolete inventories based on inventory age, shipment history and forecast of future demand. Our inventory balance as of September 30, 2005 was $3.1 million, net of a reserve for excess and obsolete inventories of $1.7 million. The majority of this reserve was recorded against inventory acquired with NDB as part of our acquisition accounting. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.
Capitalized Software Development Costs
     Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the greater of the estimated product life or on the ratio of current revenues to total projected product revenues. We define technological feasibility as the establishment of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, to date we have not capitalized any software development costs.
Property and Equipment
     Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally four years or as appropriate, the lease term of the respective assets. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.
Research and Development
     Research, development and engineering costs are expensed as incurred.

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
Goodwill
     We account for goodwill using the provisions of SFAS No.142 and perform an impairment review of our goodwill balance annually, or as other indications of a potential impairment may be present. The impairment test performed by us involves a two-step process as follows:
•	Step 1: We compare the market value of our single reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s market value, we move on to step 2. If the market value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2: We perform an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.
     We performed our most recent annual impairment test on September 30, 2005, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.
Other Intangible Assets
     Other intangible assets are presented at cost, net of accumulated amortization. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are seven years for purchased technology, trade names and customer relationships and eight years for non-compete agreements.
Impairment of Long-Lived Assets
     Long-lived assets and certain identifiable intangible assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. To date, we have not identified any impairment.

Stock-based Compensation
     We currently account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25. We also comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year ended September 30,			Year ended September 30,
	2003	2004	2005	2003	2004	2005
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Expected life of option	3.0 years	2.7 years	5.7 years	0.5 years	0.5 years	0.5 years
Risk-free interest rate	2.38%	2.85%	3.50%	1.21%	1.15%	2.80%
Expected volatility	104.9%	90.1%	96.0%	78.9%	71.3%	56.7%
     Had compensation expense been determined based on the fair value at the grant dates for the awards under these plans using the Black-Scholes option pricing model prescribed by SFAS No. 123, our pro forma net income and pro forma basic and diluted earnings per share for fiscal years 2003, 2004 and 2005 would have been as set forth in the table below. Such pro forma disclosures may not be representative of future compensation expense because options vest over several years and additional grants are made each year.

	Year ended September 30,
	2003	2004	2005
	(In thousands, except per share amounts)
Net income, as reported for basic earnings per share	$4,365	$13,911	$14,148
Interest on convertible notes, net of related tax effects	—	(24)	—
Net income, for diluted earnings per share	4,365	13,887	14,148

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	26	31	$22
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(2,506)	(2,404)	$(5,063)

Pro forma net income, for basic earnings per share	$1,885	$11,538	$9,107

Pro forma net income, for diluted earnings per share	$1,885	$11,514	$9,107

Net income per share:
Basic net income per share as reported	$0.34	$1.06	$0.96

Basic net income per share pro forma	$0.15	$0.88	$0.62

Diluted net income per share as reported	$0.33	$0.95	$0.94

Diluted net income per share pro forma	$0.14	$0.79	$0.61

     On September 16, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $19.00 per share previously awarded to its employees, including its executive officers and its non-employee directors, under the Company’s equity compensation plans. The acceleration of the vesting of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of Financial Accounting Standards Board (“FASB”) Statement Number 123 (revised 2004), “SFAS No. 123 (R)”. The acceleration of vesting became effective for stock options outstanding as of September 16, 2005. Options to purchase approximately 343,618 shares of common stock or 17.6% of the Company’s outstanding options (of which options to purchase approximately 1,121,980 shares or 57.3% of the Company’s outstanding options are held by the Company’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $20.78. The options subject to acceleration vest on average in approximately two years from the effective date of the acceleration.
Earnings per Share
     We have presented earnings per share for all periods in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares using the treasury stock method. The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

	Year ended September 30,
	2003	2004	2005
	(In thousands, except per share amounts)
Net income, as reported for basic earnings per share	$4,365	$13,911	$14,148
Interest on convertible notes, net of related tax effects	—	(24)	—

Net income, for diluted earnings per share	$4,365	$13,887	$14,148

Weighted average shares outstanding	12,948	13,100	14,677
Dilutive options	165	404	342
Convertible notes payable	—	1,052	—

Weighted average shares assuming dilution	13,113	14,556	15,019

Net income per share:
Basic	$0.34	$1.06	$0.96

Diluted	$0.33	$0.95	$0.94

Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Year ended September 30,
	2003	2004	2005
Common stock options	1,453,000	493,000	400,869
Convertible notes payable	1,081,250	—	—

Recently Issued Accounting Standards
     In March 2004, the Financial Accounting Standards Board (“FASB”) ratified the measurement and recognition guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In September 2004, the FASB issued proposed FASB EITF 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1. The FASB superseded EITF Issue No. 03-1 with Financial Staff Position (“FSP”) FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP replaces the guidance set forth in paragraphs 10 through 18 of EITF Issue No. 03-1 with references to existing other-than-temporary impairment guidance. In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB decided that transition would be applied prospectively and the effective date would be reporting periods beginning after December 15, 2005. We do not believe the adoption of the measurement and recognition guidance in FSP Nos. FAS 115-1 and FAS 124-1 will have a material impact on our consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 was issued in part to improve the comparability of financial reporting with International Accounting Standards. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements unless it is impractical to do so. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005 and we will adopt it at that time. We do not believe the adoption of SFAS 154 will have a material impact on our consolidated financial statements.
     In March 2005, the FASB issued Interpretation (“FIN”) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN No. 47 clarifies when an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability’s fair value can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future would be factored into the measurement of the liability rather than the recognition of the liability. FIN No. 47 is effective for fiscal years ending after December 15, 2005. We do not believe the adoption of FIN No. 47 will have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, to address the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for nonmonetary exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our consolidated financial statements.
     In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. SFAS No. 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) which provides supplemental SFAS 123 (R) application guidance based on the views of the SEC. SAB 107 is effective March 29, 2005. On April 14, 2005, the SEC approved a new rule that for public companies delays the effective date of SFAS No. 123 (R) to annual, rather than interim, periods that begin after June 15, 2005. We have elected to apply SFAS No. 123 (R) using the modified prospective application method, under which we will record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption, without restating prior periods. We expect the adoption of SFAS No. 123 (R) will have a material adverse effect on our reported net income per share.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. However, as we do not include amounts of idle facility expense, freight, handling costs and wasted material in our inventory, the adoption of SFAS No. 151 is not expected to have a material impact on our financial position or results of operations.
     In October 2004, the American Jobs Creation Act of 2004 (the “Act”), was signed into law, allowing U.S. companies to repatriate accumulated income from abroad by providing a one-time deduction of 85% for certain dividends from controlled foreign corporations. The deduction is subject to certain limitations, and numerous provisions of the Act contain uncertainties that require interpretation and evaluation. We are currently evaluating whether, and to what extent, to repatriate accumulated income from abroad under the provisions of the Act. Until such evaluation is complete, we have not changed any of our tax accounting.
Note 2 — Goodwill and Intangible Assets
     We performed our most recent annual impairment test on September 30, 2005 and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2004 and September 30, 2005, there were no changes to the Company’s goodwill balance of $49.4 million.
     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of September 30, 2004			As of September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Purchased technology	$4,800	$(1,428)	$3,372	$4,800	$(2,115)	$2,685
Trade names	1,000	(298)	702	1,000	(440)	560
Customer relationships	1,000	(298)	702	1,000	(440)	560
Non-compete agreement	400	(104)	296	400	(154)	246
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(2,528)	$5,072	$7,600	$(3,549)	$4,051

     The estimated future amortization expense of purchased intangible assets as of September 30, 2005 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2006	$1,021
2007	1,022
2008	1,021
Thereafter	987

Total	$4,051

Note 3 — Restructuring of Acquired Business
     Prior to the effective date of the acquisition of NDB in fiscal 2002, we developed a formal plan to restructure NDB by reducing the staff complement of the acquired business by 66 employees, or approximately 39%, and by closing the Tokyo office of Tekelec Limited due to redundancy with our previously established Tokyo office. On completion of the acquisition, the plan was communicated to the employee group as a whole and the estimated costs were included in the liabilities assumed in the acquisition. In fiscal 2003, $560,000 of the originally estimated redundancy costs was determined to be surplus to actual requirements and was accordingly reversed. The remaining costs were all paid by September 30, 2003 as follows:

	Accrual			Balance
	as of	Paid in	Adjustments	as of
	September 30,	in fiscal	made in	September 30,
Restructuring costs	2002	2003	fiscal 2003	2003

	(In millions)
Redundancy compensation costs	$1.2	$(0.6)	$(0.6)	$—
Occupancy costs	0.3	(0.3)	—	—
Associated costs	0.2	(0.2)	—	—

Totals	$1.7	$(1.1)	$(0.6)	$—

Note 4 — Restructuring Charge
     A restructuring charge of $730,000 was recorded and paid in the fourth quarter of fiscal 2003 related to costs associated with the involuntary termination of 39 employees including 25 in research and development, 10 in sales and marketing, 3 in the customer service component of services cost of goods and 1 in the manufacturing component of product cost of goods. The terminations represented 15% of our pre-termination workforce. No restructuring charge was recorded in fiscal 2004 or fiscal 2005.
Note 5 — Other Income (Expense), Net
     Other income in fiscal 2003 represented primarily a Japanese consumption tax refund in the amount of approximately $695,000 as well as foreign exchange gains in the amount of approximately $411,000. In fiscal 2004, other income was approximately $148,000 and in fiscal 2005 other expense was approximately $(148,000) and represented primarily foreign exchange gains and losses.

Note 6 — Balance Sheet Components
     Cash equivalents and short-term investments were classified as available-for-sale securities and are reported at fair value. At September 30, 2004 and 2005, the estimated fair value of cash equivalents and short-term investments approximated their cost. We have determined that the gross unrealized gains and losses on our investments are temporary in nature and not significant.

	September 30,
	2004	2005
	(In thousands)
Cash equivalents:
Corporate debt securities and money market securities	$11,802	$7,722
U.S. government and agencies securities	300	913
State and municipal securities	2,425	9,695

	$14,527	$18,330

Short-term investments:
Corporate debt securities	$2,659	$4,944
U.S. government and agencies securities	3,246	9,454
State and municipal securities	26,657	29,557

	$32,562	$43,955

	September 30,
	2004	2005
	(In thousands)
Inventories:
Raw materials	$1,908	$2,600
Work-in-process	298	231
Finished goods	174	273

	$2,380	$3,104

Property and equipment, net:
Equipment	$7,073	$7,808
Leasehold improvements	1,915	1,955

	8,988	9,763
Less accumulated depreciation and amortization	(6,348)	(8,070)

	$2,640	$1,693

	September 30,
	2003	2004	2005
	(In thousands)
Allowance for doubtful accounts:
Balances at beginning of year	$38	$320	$294
Provision for doubtful accounts	282	16	1
Write-off of doubtful accounts	—	(42)	(24)

Balances at end of year	$320	$294	$271

	September 30,
	2004	2005
	(In thousands)
Accrued liabilities:
Payroll and related expenses	$2,716	$2,723
Income taxes payable	881	715
Other taxes payable	228	322
Professional services fees payable	292	925
Stock offering costs	409	10
Other	1,020	813

	$5,546	$5,508

     The following table represents the activity in warranty accrual for the years ended September 30, 2004 and 2005:

	2004	2005
	(In thousands)
Balances at beginning of year	$60	$69
Warranty accrual used during the year	(69)	(74)
Warranty accrual additions during the year	78	79

Balances at end of year	$69	$74

Note 7 — Related Party Transaction
     In November 2000, David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan of $250,000 in connection with his initial employment with Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2003 was $226,900 and the debt had been reduced to $208,000 at September 30, 2005. The loan was made prior to the Sarbanes-Oxley Act of 2002.
Note 8 — Income Taxes
     Consolidated income before income taxes includes non-U.S. income of approximately $4.3 million, $12.6 and $13.9 million in fiscal 2003, 2004 and 2005, respectively.
     The provision (benefit) for income taxes consists of the following:

	Year ended September 30,
	2003	2004	2005
	(In thousands)
Current:
U.S. federal	$(1,212)	$(2,677)	$(78)
State	30	30	59
Foreign	978	2,012	2,082

	(204)	(635)	2,063

Deferred:
U.S. federal	(1,677)	100	172
State	(205)	122	41

	(1,882)	222	213

	$(2,086)	$(413)	$2,276

     A reconciliation of the U.S. federal income tax rate to our effective tax rate is as follows:

	Year ended September 30,
	2003	2004	2005
Tax at federal rate	34%	34%	34%
State taxes, net of federal benefit	(8)	1	1
Foreign tax differential	(42)	(36)	(13)
Foreign tax credit	(45)	—	—
Research credit	(25)	(1)	(5)
Tax exempt interest	—	(1)	(1)
Other	(6)	—	(2)

	(92)%	(3)%	14%

     We recorded a provision for income taxes of $2.3 million in fiscal 2005. This provision was net of $0.8 million in discrete tax benefits, including additional research and development tax benefits resulting from both the reintroduction of the tax credit program and a claim for additional benefits filed as a result of the IRS audit completed at the beginning of the fiscal year.
     We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year. This reduction was made as a result of a determination that additional taxes for which we had previously recognized liabilities would not be due.
     We recorded a benefit from income taxes of $2.1 million in fiscal 2003 as a result of three factors: transfer pricing and other adjustments of approximately $735,000 made to bring the amount of tax provided for in our consolidated financial statements for fiscal 2002 into agreement with the revised amount reported in our tax return subsequently filed for that year; a reduction of approximately $970,000 in the estimated tax payable at the end of the fiscal year as a result of the likely favorable outcome of a tax audit of our Japanese subsidiary; and the recognition of approximately $775,000 in tax benefits from foreign tax credits arising from withholding taxes paid on the liquidation proceeds of the Japanese subsidiary acquired from Tekelec.
     Net deferred tax assets consist of the following:

	September 30,
	2004	2005
	(In thousands)
Accruals and reserves	$915	$516
Net operating losses	1,491	1,615
Current and deferred state taxes	9	20
Research credit	1,268	2,314
Net foreign taxes	688	274

Deferred tax assets	4,371	4,739

Valuation allowance	(160)	(206)

Net deferred tax assets	4,211	4,533

Depreciation	(199)	(265)

Deferred tax liabilities	(199)	(265)

Net deferred tax assets	4,012	4,268

Less: Non-current portion	3,027	3,665

	$985	$603

     As of September 30, 2005, U.S. income taxes and foreign withholding taxes were not provided for on a cumulative total of $29 million of undistributed earnings for certain non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of our Irish subsidiary up to and including fiscal 2004. Beginning in fiscal 2005, we are permanently reinvesting 85% of the undistributed Irish earnings. The remaining 15% of the undistributed Irish earnings beginning in fiscal 2005 together with undistributed earnings of all other subsidiaries for all years are not considered permanently reinvested and U.S. taxes, net of available foreign tax credits, have been provided.

     As of September 30, 2005 we had gross federal and state tax credit carry-forwards for income tax purposes of $2.4 million and $1.1 million, respectively. If not utilized, the federal credits will expire in fiscal years 2021 through 2025. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period. We recorded a full valuation allowance against North Carolina credits due to the unlikelihood that they will be utilizable in light of the low income apportionment to that state and to ongoing future R&D activities that will continue to generate future tax credits. As of September 30, 2004 we had gross federal and state tax credit carry-forwards for income tax purposes of $1.4 million and $822,000, respectively.
     As of September 30, 2005 we had federal and state net operating loss carry-forwards for income tax purposes of $4.2 million and $3.3 million, respectively. As of September 30, 2004 we had federal and state net operating loss carry-forwards for income tax purposes of $4.2 million and $3.5 million, respectively.
Note 9 — Stockholders’ Equity
Stock Option Plans
     At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”) and the UK Executive Share Option Scheme (the “UK Scheme”), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which provided for the issuance of options to purchase an additional 1,800,000 shares. At the January 2003 Annual Meeting, stockholders approved an increase of 1,000,000 shares to the 1998 Plan. On November 1, 2005, the Board of Directors approved a 1,000,000 share increase subject to stockholder approved at the January 2006 Annual Meeting. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the total options granted six months after the option grant date and then at a rate of 1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of 1/36th of the total options granted per month commencing twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan and the UK Scheme were terminated as to future grants in 1998 effective with the adoption of the 1998 Plan.
     Information with respect to stock option activity from September 30, 2002 through September 30, 2005 is set forth below:

		Weighted
	Number of	Average
	Options	Exercise
	Outstanding	Price
Balance at September 30, 2002	1,228,642	$13.75
Options granted	777,466	$10.08
Options exercised	(55,577)	$4.27
Options canceled	(164,738)	$12.81

Balance at September 30, 2003	1,785,793	$12.54
Options granted	253,034	$18.79
Options exercised	(344,943)	$8.91
Options canceled	(62,374)	$16.92

Balance at September 30, 2004	1,631,510	$14.15
Options granted	495,564	$19.20
Options exercised	(148,912)	$11.84
Options canceled	(22,133)	$18.14

Balance at September 30, 2005	1,956,029	$15.56

     As of September 30, 2005, 398,661 options remained available for grant. As of September 30, 2005, the options outstanding and exercisable are presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	shares	Life	Price	shares	Price

$ 0.83 - $12.14	547,348	6.6	$8.22	346,392	$7.81
$12.70 - $17.44	501,588	7.1	$14.67	267,560	$15.24
$17.50 - $19.21	501,243	6.9	$18.51	428,768	$18.66
$19.25 - $25.10	405,850	7.9	$22.92	376,823	$22.95

	1,956,029			1,419,543

     The weighted average exercise prices and fair values of options granted during 2003, 2004 and 2005 were as follows:

	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Year Ended September 30, 2003
Exercise price equal to market value	$10.08	$6.40

Year Ended September 30, 2004
Exercise price equal to market value	$18.79	$10.07

Year Ended September 30, 2005
Exercise price equal to market value	$19.20	$14.68
Employee Stock Purchase Plan
     In June 1998, we adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 33,095 shares, 32,808 shares and 30,078 were issued under the Purchase Plan in the years ended September 30, 2003, 2004 and 2005, respectively. As of September 30, 2005, 606,032 shares remained available for issuance. On October 31, 2005, 16,044 shares were purchased under the Purchase Plan and the Purchase Plan was discontinued.
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
     The fair value of the notes was $18.1 million, which was recorded on the balance sheet as at the date they were issued. The valuation premium of $0.8 million was amortized to interest income over the term of the notes on an effective interest method. The resultant amounts credited to interest income were $407,000, $374,000 and $0 in 2003, 2004 and 2005, respectively.
Issuance of Common Stock
     In September 2004, as part of our public offering under our previously filed “shelf” Registration Statement on Form S-3 (File No. 333-112610) which was declared effective by the Securities and Exchange Commission on March 31, 2004, we issued 200,000 shares of our common stock at a public offering price of $18.97 per share. After underwriting discounts and commissions of approximately $190,000 and capitalized external incremental costs of approximately $602,000, the net proceeds to us were approximately $3,002,000. Also sold under the public offering were 1,081,250 shares that were registered upon conversion of the notes issued to Tekelec described under the heading “Convertible Notes Payable” note above and 300,000 outstanding shares held by certain selling stockholders. An additional 1,087,187 outstanding shares were sold by certain selling stockholders under the Registration Statement in October and November 2004.
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized, but unissued. In addition, in fiscal 2003, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2004 and 2005, we repurchased no shares. As of September 30, 2005, we are authorized to repurchase 1,742,600 shares of our common stock under the stock repurchase program.
Note 10 — 401-K Plan
     We offer a 401(k) plan for our employees and since fiscal 1999 have matched employee contributions to a certain level. Our total contributions to the 401(k) plan in the years ended September 30, 2003, 2004 and 2005 were $217,000, $209,176 and $212,679 respectively.
Note 11 — Commitments and Contingencies
Operating Leases
     We lease our facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2010. The lease agreements provide for minimum annual rent of approximately $434,000. Under these agreements, we pay certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, we have entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008. We lease other facilities in Illinois, Texas, Virginia, Canada, Japan, China, Australia, the United Kingdom, France, Sweden, Finland and Germany under leases with the longest term expiring in 2009.
     Rent expense for all facilities for the years ended September 30, 2003, 2004 and 2005 was approximately $1.6 million, $1.3 million and $1.5 million respectively.
     Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2005 are as follows:

Year ending September 30,	Future Payments
(In thousands)
2006	$1,266
2007	1,006
2008	841
2009	567
2010	164

$3,844

Unconditional purchase obligations
     At September 30, 2005, we had non-cancelable purchase commitments totaling $1.0 million for the purchase of inventory components in fiscal 2006.
Contingencies
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($15,027,966 as of September 30, 2005) plus interest and legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. On July 4, 2005, the Belgian court set a schedule of deadlines for briefs to be filed with a hearing on the case set for April 28, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
     From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.
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
     Our Articles of Incorporation provide that we shall indemnify to the fullest extent permitted by Nevada law any person made a party to an action or proceeding by reason of the fact such person was a director, officer, employee or our agent. Our Bylaws also obligate us to indemnify directors and officers to the fullest extent permitted by law, as do the terms of indemnification agreements that we have entered into with our directors and officers. The indemnification covers any expenses and liabilities reasonably incurred in connection with the investigation, defense, settlement or appeal of legal proceedings.
     We have not received any claims under these indemnifications and do not know of any instances in which such a claim may be brought against us in the future and as a result we have not accrued any indemnification expenses.
Note 12 — Geographic Information
     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The statement requires us to report certain financial information about operating segments. It also requires that we report certain information about our services, the geographic areas in which we operate and our major customers. The method specified in SFAS No. 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

     We are organized to operate in and service a single global industry segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.
     Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

	North	UK, Europe		Rest of	Consolidated
	America	& Other	Japan	World	Total
	(In thousands)
Year ended September 30, 2003
Revenues from unaffiliated customers	$17,399	$9,676	$15,622	$2,527	$45,224

As of September 30, 2003
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$2,864	$324	$196	$—	$3,384

Year ended September 30, 2004
Revenues from unaffiliated customers	$17,355	$18,355	$19,628	$2,680	$58,018

As of September 30, 2004
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$2,035	$338	$267	$—	$2,640

Year ended September 30, 2005
Revenues from unaffiliated customers	$19,751	$19,739	$18,482	$6,976	$64,948

As of September 30, 2005
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$950	$479	$264	$—	$1,693
     Revenues are segmented based on the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 35%, 24%, and 25% of our total revenues in 2003, 2004, and 2005, respectively. Revenues from Germany accounted for 11% of our consolidated net revenues from unaffiliated customers for the years ended September 30, 2004 and 2005. Operations in Ireland accounted for 36%, 33% and 31% of the consolidated identifiable assets at September 30, 2003, 2004 and 2005, respectively.
Note 13 — Subsequent Events
     On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly-owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its earliest stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.

Supplementary Financial Data
Quarterly Financial Data Unaudited)
Consolidated Statements of Income Data:

	Quarter Ended
	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004 (1)
	(In thousands, except per share amounts)
Revenues	$11,049	$17,242	$14,320	$15,407
Gross profit	9,157	14,594	12,166	12,653
Operating income	879	5,086	3,283	3,622
Net income	$915	$4,530	$2,923	$5,543
Net income per share:
Basic	$0.07	$0.35	$0.22	$0.42
Diluted	$0.07	$0.32	$0.20	$0.38

	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005
Revenues	$15,871	$19,050	$14,276	$15,751
Gross profit	13,637	16,597	11,946	12,883
Operating income	4,057	6,558	2,345	2,249
Net income	$3,813	$5,430	$2,383	$2,522
Net income per share:
Basic	$0.26	$0.37	$0.16	$0.17
Diluted	$0.25	$0.36	$0.16	$0.17
Notes:
     (1) Net income includes a tax benefit of $1.8 million.

INDEX TO EXHIBITS
     The following exhibits are incorporated herein by reference or are filed with this reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
3.1	Articles of Incorporation of Registrant— incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2	Bylaws of the Registrant.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Form 10-K dated December 17, 2001.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10.4*	1998 Stock Plan, as amended October 28, 2003 — incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K dated December 5, 2003 (related agreements are incorporated by reference to Exhibit 10.15 to our Form 10-Q dated May 14, 2003).
10.6	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 17, 2001.
10.7	Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 20, 2002.
10.8	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.10	License Agreement dated July 15, 2002 between the Company and Tekelec— incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14	Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
21.1	Subsidiaries of the Registrant—incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K dated December 10, 2004.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (Contained in the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CATAPULT COMMUNICATIONS CORPORATION
Date: December 14, 2005	By:	/s/ Richard A. Karp
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Karp (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 14, 2005

/s/ Christopher A. Stephenson (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 14, 2005

/s/ Charles L. Waggoner (Charles L. Waggoner)	Director	December 14, 2005

/s/ R. Stephen Heinrichs (R. Stephen Heinrichs)	Director	December 14, 2005

/s/ John M. Scandalios (John M. Scandalios)	Director	December 14, 2005

/s/ Nancy H. Karp (Nancy H. Karp)	Director	December 14, 2005

/s/ Henry P. Massey, Jr. (Henry P. Massey, Jr.)	Director	December 14, 2005

/s/ Peter S. Cross (Peter S. Cross)	Director	December 14, 2005

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Articles of Incorporation of Registrant— incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2	Bylaws of the Registrant.
10.1	Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Form 10-K dated December 17, 2001.
10.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10.4*	1998 Stock Plan, as amended October 28, 2003 — incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K dated December 5, 2003 (related agreements are incorporated by reference to Exhibit 10.15 to our Form 10-Q dated May 14, 2003).
10.6	Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 17, 2001.
10.7	Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Form 10-K dated December 20, 2002.
10.8	Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.10	License Agreement dated July 15, 2002 between the Company and Tekelec— incorporated by reference to Exhibit 2.2.3 to Registrant’s Form 10-Q dated August 14, 2002.
10.11	International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Form 10-Q dated August 14, 2002.
10.12	Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-K dated December 17, 2001.
11.1	Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14	Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
21.1	Subsidiaries of the Registrant—incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K dated December 10, 2004.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (Contained in the signature page of this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
We will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.