Form 10-Q
period 2005-12-31
CATAPULT COMMUNICATIONS CORP
filed 2006-02-09
CIK 1063085

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-24701
CATAPULT COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	77-0086010
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)
160 South Whisman Road
Mountain View, California 94041
(650) 960-1025
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
           Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of February 2, 2006, there were 14,771,375 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q
INDEX

i

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$23,469	$24,852
Short-term investments	48,159	43,955
Accounts receivable, net	12,600	14,724
Inventories	4,187	3,104
Deferred income taxes	801	603
Prepaid expenses	893	1,401

Total current assets	90,109	88,639
Property and equipment, net	1,696	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,795	4,051
Other assets	3,952	3,983

Total assets	$148,946	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,633	$1,547
Accrued liabilities	4,686	5,508
Deferred revenue	8,502	7,697
Total current liabilities	14,821	14,752
Deferred revenue, long-term portion	403	485

Total liabilities	15,224	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,075	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	507	587
Retained earnings	83,125	82,980

Total stockholders’ equity	133,722	132,523

Total liabilities and stockholders’ equity	$148,946	$147,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	December 31,
	2005	2004
	(In thousands, except
	per share amounts)
Revenues:
Products	$8,534	$12,373
Services	3,568	3,498

Total revenues	12,102	15,871

Cost of revenues:
Products	1,188	1,242
Services	1,062	821
Amortization of purchased technology	171	171

Total cost of revenues	2,421	2,234

Gross profit	9,681	13,637

Operating expenses:
Research and development	3,083	2,971
Sales and marketing	4,627	4,703
General and administrative	2,427	1,906

Total operating expenses	10,137	9,580

Operating income (loss)	(456)	4,057
Interest income	620	224
Other income, net	13	7

Income before income taxes	177	4,288
Provision for income taxes	34	475

Net income	$143	$3,813

Net income per share — basic	$0.01	$0.26

Net income per share — diluted	$0.01	$0.25

Shares used in per share calculation:
Basic	14,743	14,600

Diluted	15,006	15,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income as reported	$143	$3,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	212	446
Stock based compensation expenses	574	—
Excess tax benefits from stock options exercised	(34)	—
Total tax benefits related to stock based compensation	79	—
Amortization of deferred stock-based compensation	3	9
Amortization of purchased technology	171	171
Amortization of other acquisition related intangibles	84	84
Deferred income taxes	(201)	62
Change in assets and liabilities:
Accounts receivable	2,137	(4,728)
Inventories	(1,099)	(201)
Prepaid expenses	490	418
Other assets	30	1
Accounts payable	96	(385)
Accrued liabilities	(789)	158
Deferred revenue	723	3,023

Net cash provided by operating activities	2,619	2,871

Cash flows from investing activities:
Sale and maturities of short-term investments	16,242	6,856
Purchase of short-term investments	(20,413)	(8,658)
Purchase of property and equipment	(234)	(155)

Net cash used in investing activities	(4,405)	(1,957)

Cash flows from financing activities:
Proceeds from exercise of stock options	479	1,389
Excess tax benefit from stock-based compensation	34	—

Net cash provided by financing activities	513	1,389

Effect of exchange rate changes on cash and cash equivalents	(110)	219

Net increase (decrease) in cash and cash equivalents	(1,383)	2,522
Cash and cash equivalents, beginning of period	24,852	20,108

Cash and cash equivalents, end of period	$23,469	$22,630

Unrealized gain (loss) on investments	$33	$(16)

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and filed with the SEC on December 14, 2005. The unaudited condensed consolidated financial statements as of December 31, 2005, and for the three months ended December 31, 2005 and 2004, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2005 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
     We account for our marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should more appropriately be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
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
     Based upon our re-evaluation of these securities, we have reclassified as short-term investments auction rate securities previously classified as cash equivalents in the accompanying condensed consolidated balance sheets. We have also reclassified as cash equivalents any variable rate demand and pre-refunded securities previously classified as short-term investments. This resulted in a reclassification from short-term investments to cash equivalents of $1.8 million as of September 30, 2004 and a reclassification from cash and cash equivalents to short-term investments of $19.9 million as of December 31, 2004. In addition, we have adjusted our condensed consolidated statements of cash flows for the three months ended December 31, 2004 to reflect the change in investing activities from net cash provided of $19.7 million to net cash used of $2.0 million related to the purchases or sales of auction rate, variable rate demand and pre-refunded securities.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
NOTE 3 — STOCK-BASED COMPENSATION
     Effective October 1, 2005, the Company adopted FASB Statement Number 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
     As of December 31, 2005, there were approximately $2.8 million of total unrecognized compensation costs related to stock options, and $574,000 was recorded as stock compensation expense in the first quarter of fiscal 2006. The unrecognized compensation costs are expected to be recognized over a weighted average period of approximately 1.6 years.
  Stock-based Compensation Expense
     The following table summarizes the effect of recording stock-based compensation for the three month period ended December 31, 2005. Results for the prior periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

Three months ended
December 31, 2005
(in thousands)
Stock-based Compensation Expense:
Cost of sales — products	$22
Cost of sales — services	38
Research and development	132
Selling and marketing expense	158
General and administrative expense	224

Total stock-based compensation expense	574
Tax effect on stock-based compensation expenses	(192)

Net effect on net income	$382

  Valuation Assumptions
Expected life of option: The Company’s calculation of expected life of options represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility: The fair value of stock-based payments made through the quarter ended December, 31, 2005, was determined using the Black-Scholes method with a volatility factor based on the Company’s historical stock prices.
Expected Dividend: The Company has not declared or paid any dividends and does not currently expect to do so in the future.
Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury zero-coupon issues with an equivalent term.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans		Employee Stock Purchase Plan
	Three months ended		Three months ended
	December 31,		December 31,
	2005	2004	2005*	2004
Dividend yield	0.0%	0.0%	—	0.0%
Expected life of option	5.4 years	2.67 years	—	0.5 years
Risk-free interest rate	4.51%	3.08%	—	1.68%
Expected volatility	88.5%	83.4%	—	58.5%

* The Company terminated its ESPP plan effective November 1, 2005.
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three-month period ended December 31, 2005 are not presented because stock-based payments were accounted for under SFAS 123(R).

Three months ended
December 31, 2004
(In thousands, except
per share amounts)
Net income, as reported for basic and diluted earnings per share	$3,813
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(678)

Pro forma net income	$3,143

Net income per share:

Basic net income per share as reported	$0.26

Basic net income per share pro forma	$0.22

Diluted net income per share as reported	$0.25

Diluted net income per share pro forma	$0.21

Stock Option Plans
     At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”) and the UK Executive Share Option Scheme (the “UK Scheme”), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which provided for the issuance of options to purchase an additional 1,800,000 shares. At the January 2003 Annual Meeting, stockholders approved an increase of 1,000,000 shares to the 1998 Plan. At the January 2006 Annual Meeting, stockholders approved a 1,000,000 share increase. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the total options granted six months after the option grant date and then at a rate of 1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of 1/36th of the total options granted per month commencing twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan and the UK Scheme were terminated as to future grants in 1998 effective with the adoption of the 1998 Plan.
     Information with respect to stock option activity from September 30, 2005 through December 31, 2005 is set forth below:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic Value
	Outstanding	Exercise Price	Term (years)	(in thousands)
Balance at September 30, 2005	1,956,029	$15.56
Options granted	53,562	$16.80
Options exercised	(28,405)	$9.93
Options canceled or expired	(8,852)	$16.23

Balance, December 31, 2005	1,972,334	$15.67	6.9	$3,898
Exercisable, December 31, 2005	1,463,193	$16.40	7.1	$2,715
     On September 16, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $19.00 per share previously awarded to its employees, including its executive officers and its non-employee directors, under the Company’s equity compensation plans. The acceleration of the vesting of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of SFAS 123(R). The acceleration of vesting became effective for stock options outstanding as of September 16, 2005. Options to purchase 343,618 shares of common stock or 17.6% of the Company’s outstanding options (of which options to purchase 1,121,980 shares or 57.3% of the Company’s outstanding options were held by the Company’s executive officers) were subject to the acceleration.

The weighted average exercise price of the options subject to the acceleration was $20.78. The options subject to acceleration vest on average in approximately two years from the effective date of the acceleration.
Employee Stock Purchase Plan
     In June 1998, we adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 750,000 shares of common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock will generally be 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. The maximum number of shares a participant may purchase during a single offering period is 300 shares. A total of 30,078 shares were issued under the Purchase Plan in the year ended September 30, 2005. As of September 30, 2005, 606,032 shares remained available for issuance. On October 31, 2005, 16,044 shares were issued under the Purchase Plan and the Purchase Plan was discontinued.
NOTE 4 — BASIC AND DILUTED NET INCOME PER SHARE
     We have presented earnings per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share include the effect of dilutive potential common shares using the treasury stock method. The following is a reconciliation of the denominator used in calculating basic and diluted earnings per share:

	Three months ended
	December 31,
	2005	2004
	(In thousands, except
	per share amounts)
Net income, as reported for basic and diluted earnings per share	$143	$3,813

Weighted average shares outstanding	14,743	14,600
Dilutive options	263	547

Weighted average shares assuming dilution	15,006	15,147

Net income per share:
Basic	$0.01	$0.26

Diluted	$0.01	$0.25

     Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended
	December 31,
	2005	2004
	(in thousands)
Common stock options	932	17

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	December 31,	September 30,
	2005	2005
	(In thousands)
Inventories:
Raw materials	$3,293	$2,600
Work-in-process	533	231
Finished goods	361	273

	$4,187	$3,104

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent annual goodwill impairment test as of September 30, 2005 and determined that there was no indicators of impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2005 and December 31, 2005, there have been no changes to the Company’s goodwill balance of $49.4 million.
     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of December 31, 2005			As of September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Purchased technology	$4,800	$(2,286)	$2,514	$4,800	$(2,115)	$2,685
Trade names	1,000	(476)	524	1,000	(440)	560
Customer relationships	1,000	(476)	524	1,000	(440)	560
Non-compete agreement	400	(167)	233	400	(154)	246
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(3,805)	$3,795	$7,600	$(3,549)	$4,051

     The estimated future amortization expense of purchased intangible assets as of December 31, 2005 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2006 (remaining 9 months)	$766
2007	1,022
2008	1,021
2009	986

Total	$3,795

NOTE 7 — WARRANTY ACCRUAL
     The following table represents the activity in warranty accrual for the three months ended December 31, 2005 and 2004:

	2005	2004
	(In thousands)
Balances at beginning of year	$74	$69
Utilized	(7)	(18)
Charged (reduction) to cost and expenses	(3)	33

Balances at end of quarter	$64	$84

NOTE 8 — INCOME TAXES
     Our provision for income taxes consists of federal, state and foreign taxes. We recorded a tax provision of $34,000 and $475,000 in the three months ended December 31, 2005 and December 31, 2004, respectively. The provision in 2004 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program.
NOTE 9 — COMPREHENSIVE INCOME
     The components of comprehensive income, net of tax, are as follows:

	Three months ended
	December 31,
	2005	2004
	(in thousands)
Net income, as reported	$143	$3,813
Currency translation adjustment	(112)	183
Unrealized gains (losses) on investments	33	(16)

Comprehensive income	$64	$3,980

NOTE 10 — REPURCHASE OF COMMON STOCK
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized, but unissued. In addition, in fiscal 2003, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2002, 2004 and 2005 and the three months ended December 31, 2005, we repurchased no shares. As of December 31, 2005, we are authorized to repurchase 1,742,600 shares of our common stock under the stock repurchase program.

NOTE 11 — GEOGRAPHICAL INFORMATION
     In June 1997, the FASB issued SFAS 131, Disclosures About Segments of an Enterprise and Related Information. The statement requires us to report certain financial information about operating segments. It also requires that we report certain information about our services, the geographic areas in which we operate and our major customers. The method specified in SFAS 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.
     Revenue and assets by geographic region are as follows:

	North			Rest of	Consolidated
	America	Europe	Japan	World	Total
			(In thousands)
Three months ended December 31, 2005
Revenues from unaffiliated customers	$4,325	$3,853	$1,557	$2,367	$12,102

Three months ended December 31, 2004
Revenues from unaffiliated customers	$6,531	$4,892	$3,243	$1,205	$15,871

As of December 31, 2005
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	851	588	$257	—	1,696

As of September 30, 2005
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	950	479	$264	—	1,693
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 32%, and 40% of our total revenues in the three months ended December 31, 2005 and 2004, respectively. Revenues from Germany accounted for 13% of our consolidated net revenues from unaffiliated customers for the three months ended December 31, 2004. Operations in Ireland accounted for 30% and 31% of the consolidated identifiable assets at December 31, 2005 and 2004, respectively.
NOTE 12 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of December 31, 2005 or September 30, 2005, or 10% or more of our revenues for the three months ended December 31, 2005 or 2004, were as follows:

	Percentage of Accounts		Percentage of Revenues
	Receivable as of		For the three months ended
	December 31,	September 30,	December 31,	December 31,
	2005	2005	2005	2004

Customer A	19%	< 10%	11%	<10%
Customer B	< 10%	14%	<10%	17%
Customer C	< 10%	13%	<10%	<10%
Customer D	12%	20%	<10%	<10%
Customer E	12%	<10%	20%	13%
Customer F	<10%	<10%	<10%	10%
NOTE 13 — CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($14,755,070 as of December 31, 2005) plus interest and legal costs. A trial date on the matter had been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. We are currently in process of submitting a response. On July 4, 2005, the Belgian court set a schedule of deadlines for briefs to be filed with a hearing on the case set for April 28, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We intend to defend ourselves vigorously. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
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
     From time to time, we may be involved in other lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005, as filed with the Securities and Exchange Commission on December 14, 2005.

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
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005, filed on December 14, 2005.
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
     We offer a single line of software-based telecommunications test products operating on a common hardware platform range. This product line includes the DCT system, originally introduced in 1985 and since extensively enhanced and the MGTS system, acquired in 2002 in connection with the acquisition of Tekelec’s Network Diagnostic Business (“NDB”).
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

     Our test system products consist of advanced proprietary software together with our proprietary hardware interface and co-processor cards. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for our products vary widely depending upon the overall system configuration, including the number and type of software protocol modules and the number of hardware interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000.
Conditions and Trends in Our Industry
     Over the course of our last fiscal year ended September 30, 2005, we saw further evidence of a recovery in the global telecommunications industry from the severe downturn that affected us in fiscal 2002 and 2003. This improvement in market conditions resulted in increased purchasing of our products and services by our customers in North America, Europe and, most notably, all other markets except Japan (referred to by us as “Rest of World”), where we saw our strongest growth rate. The growth in Rest of World revenues reflected two factors: additional business in China generated by the office we established there late in fiscal 2004, and increased research and development activity in Asia by some of our multinational telecommunications manufacturer customers. In Japan, although market conditions remained healthy, our revenue decreased 6% year-over-year as we failed to secure a Japanese fiscal year end budget surplus order from a major customer.
     In the three months ended December 31, 2005, we continued to see healthy demand in the global market for software-based telecommunications test systems, but we experienced a lower level of revenue from our customers for the reasons discussed in the following section.
Summary of Our Financial Performance in the First Quarter of Fiscal 2006
     Our financial performance in the three months ended December 31, 2005 deteriorated in comparison with our performance in the same period in the previous year: our revenues decreased by 24% from $15.9 million to $12.1 million and our operating income decreased from $4.1 million to an operating loss of $0.5 million.
     Four major factors contributed to this deterioration in financial performance:
•	In Japan, revenues decreased by 52% or $1.7 million, primarily due to competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues for at least the remainder of our current fiscal year. Revenues in Japan were also impacted by a 10% decrease in the value of the yen, in which all our revenues in Japan are denominated.

•	In regions outside Japan, we were unable to recognize $2.5 million in revenue due to engineering delays resulting from the length of time and level of resources required to complete our common hardware platform.

•	Our overall gross profit margin decreased by six percentage points due to increases in hardware component costs and services demonstration equipment costs as a percentage of the related revenues.

•	In the first quarter of fiscal 2006, we recorded $0.6 million in pre-tax, non-cash, stock-based compensation expense under the newly applicable accounting standard, SFAS 123(R), Share-Based Payment. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section below.
     During the first quarter of 2006, our cash, cash equivalents and short-term investments increased by $2.8 million, of which $2.6 million was provided by operating activities. Capital expenditures in the first quarter of fiscal 2006 amounted to $0.2 million.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2005 except for our adoption of the following additional critical accounting policy.

   Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of income to total revenues.

	For the three months
	ended December 31
	2005	2004

Revenues:
Products	70.5%	78.0%
Services	29.5	22.0

Total revenues	100.0	100.0

Cost of revenues:
Products	9.8	7.8
Services	8.8	5.2
Amortization of purchased technology	1.4	1.1

Total cost of revenues	20.0	14.1

Gross profit	80.0	85.9

Operating expenses:
Research and development	25.5	18.7
Sales and marketing	38.2	29.6
General and administrative	20.1	12.0

Total operating expenses	83.8	60.3

Operating income (loss)	(3.8)	25.6
Interest income	5.2	1.4
Other income, net	0.1	—

Income before income taxes	1.5	27.0
Provision for income taxes	0.3	3.0

Net income	1.2%	24.0%
Gross profit margin on products products	86.1%	90.0%

Gross profit margin on services	70.2%	76.5%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended December 31, 2005 and 2004
     Revenues
     Our revenues for the three months ended December 31, 2005 decreased by 24% to $12.1 million from $15.9 million in the three months ended December 31, 2004. Over the same period, product revenues decreased by approximately 31% from $12.4 million to $8.5 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems for the reasons discussed above under the heading

“Summary of Our Financial Performance in the First Quarter of Fiscal 2006”. Services revenues increased approximately 2% from $3.5 million to $3.6 million due to an increase in the number and value of DCT and MGTS system maintenance contracts.
     Our revenues by geographic region varied as follows in the three months ended December 31, 2005 in comparison with the three months ended December 31, 2004:
•	North American revenues decreased by 34% from $6.5 million to $4.3 million;

•	European revenues decreased by 21% from $4.9 million to $3.9 million;

•	Japanese revenues decreased by 52% from $3.2 million to $1.6 million; and

•	Rest of World revenues increased by 96% from $1.2 million to $2.4 million.
     A 10% decrease in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of decreasing our revenues by $0.2 million. In Europe, because almost all customer orders are denominated in dollars, the 8% decrease in the value of the Euro and the 6% decrease in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative increase in the value of the dollar against those currencies has made our dollar-denominated product prices less favorable to our European customers when expressed in their local currencies, and this may have resulted in decreased purchases by these customers.
     Information on revenues from major customers is provided in Note 12 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues remained substantially unchanged at $1.2 million for the three months ended December 31, 2005 compared with the same period the previous year. Gross margin on product revenues decreased from 90% to 86% due to increased hardware component and manufacturing overhead costs as a percentage of revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation and training personnel as well as the costs of materials and equipment. Cost of services revenues increased by approximately 29% from $0.8 million in the three months ended December 31, 2004 to $1.1 million in the three months ended December 31, 2005, due primarily to increased demonstration and development equipment expenses and to an increase of 8%, or two employees, in the number of employees engaged in customer support. Gross margin on services revenues decreased from 77% to 70% as services revenues increased less than the cost of those revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $0.2 million in the three months ended December 31, 2005 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 4% from $3.0 million for the three months ended December 31, 2004 to $3.1 million for the three months ended December 31, 2005 due to the inclusion of $0.1 million in non-cash stock option expenses in the latter period. An increase of 15%, or eleven employees, in the number of employees engaged in research and development was offset by a decrease of $0.2 million in depreciation expense and a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, research and development expenses increased from 19% to 25% over the same period. We expect research and development expenses in each of the remaining quarters of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 2% from $4.7 million for the three months ended December 31, 2004 to $4.6 million for the three months ended December 31, 2005. Two major factors contributed to this decrease:
•	a decrease of $0.5 million in variable compensation due to below-target order levels;

•	an exchange rate driven decrease of $0.2 million due to average decreases of 10% in the Japanese yen, 6% in the British pound and 8% in the Euro against the dollar.
     These factors were partially offset by an increase of 5%, or five employees, in the number of sales and marketing personnel, an increase of $0.3 million in distributor commission and by the inclusion in the latter period of $0.2 million in non-cash stock-based compensation expenses.
     As a percentage of total revenues, sales and marketing expenses increased from 30% to 38% over the same period. We expect quarterly sales and marketing expenses to increase in the remaining quarter of the current fiscal year due to increased variable compensation.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets and, in fiscal 2006, stock-based compensation. General and administrative expenses increased approximately 27% from $1.9 million for the three months ended December 31, 2004 to $2.4 million for the three months ended December 31, 2005, reflecting primarily an increase of $0.3 million in legal and accounting expenses largely due to increased regulatory compliance costs, an increase of 10%, or 2 employees, in the number of general and administrative personnel and the inclusion in the latter period of $0.2 million in non-cash stock-based compensation expenses. These increases were partially offset by a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased from 12% to 20% over the same period. We expect quarterly general and administrative expenses to remain relatively constant over the remainder of the current fiscal year.*
     Interest income
     Interest income increased from $0.2 million in the three months ended December 31, 2004 to $0.6 million in the three months ended December 31, 2005 due to increases both in short-term interest rates and in the value of funds invested, and to interest on a tax refund received.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $34,000, or 19% of pre-tax income, in the three months ended December 31, 2005, compared with a tax provision of $0.5 million, or 11% of pre-tax income, in the three months ended December 31, 2004. The provision for the three months ended December 31, 2004 reflected a $0.3 million benefit from additional research and development tax benefits claimed with respect to prior periods. In the absence of these benefits, we would have recorded a tax provision at a rate of 19% of pre-tax income. Our future tax rate may vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
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
     Cash provided by operating activities decreased from $2.9 million in the three months ended December 31, 2004 to $2.6 million in the three months ended December 31, 2005. Over the same period, the net income component of cash flows from operating activities decreased from $3.8 million to $0.1 million and the contribution from adjustments for non-cash charges increased from $0.8 million to $0.9 million. These non-cash charges include charges for additional depreciation and amortization related to our acquisition of NDB and, in fiscal 2006, stock-based compensation expense. The additional acquisition-related non-cash depreciation charges ended in fiscal 2005 and the majority of the acquisition-related non-cash amortization charges will end in fiscal 2009. Changes in non-cash working capital components decreased cash flow from operations by $1.7 million in the three months ended December 31, 2004 and increased cash flow from operations by $1.6 million in the three months ended December 31, 2005.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding deteriorated from 85 days for the quarter ended December 31, 2004 to 96 days for the year ended December 31, 2005 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment remained substantially unchanged at $0.2 million in the three months ended December 31, 2004 and 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.0 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments used net cash of $1.8 and $4.2 million in the three months ended December 31, 2004 and 2005, respectively.
     Financing activities provided cash of $1.4 million and $0.5 million in the three months ended December 31, 2004 and 2005, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of December 31, 2005, we had working capital of $75.3 million, cash and cash equivalents of $23.5 million and short-term investments of $48.2 million. As of December 31, 2005, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In millions)
Operating leases	$3.5	$1.2	$1.7	$0.6	—
Unconditional purchase obligations	$0.7	$0.7	—	—	—

Total contractual cash obligations	$4.2	$1.9	$1.7	$0.6	—

     We believe that inflation has not had a material impact on our liquidity or cash requirements.
     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or to our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.*
Recent Accounting Pronouncements
     See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At December 31, 2005, we had no forward exchange contracts maturing in fiscal 2006 and no options outstanding. We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona and the Chinese renminbi. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
  Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of December 31, 2005, short-term investments consisted of available-for-sale securities of $48.2 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
   Evaluation of disclosure controls and procedures.
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
   Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
     On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly-owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its earliest stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered. The initiation of this lawsuit was reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
Item 1A. Risk Factors
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
     We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:
•	the variable size and timing of individual purchases by our customers;

•	absence of long-term customer purchase contracts;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	delays in purchasing decisions or customer orders due to customer consolidation;

•	the ability to hire sales and technical personnel;

•	changes in the mix of products sold;

•	variability in stock-based compensation expense and the associated impact on our effective tax rate; and

•	changes in the regulatory environment.
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
     Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We may need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. For example, in the three months ended December 31, 2005, our revenues were negatively impacted by engineering delays resulting from the length of time and level of resources required to complete our common hardware platform.

Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the three months ended December 31, 2005, our top five customers represented approximately 51% of total revenues. In our fiscal year ended September 30, 2005, our top five customers represented approximately 52% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.
     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In the three months ended December 31, 2005, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues for at least the remainder of our current fiscal year. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are not widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.
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
     In the three months ended December 31, 2005 and the twelve months ended September 30, 2005, we derived 69% and 75% of our revenues, respectively, from customers outside of the United States, and we maintain operations in ten other countries. International sales and operations are subject to inherent risks, including:
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

     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. The recent decrease in the value of the Japanese yen against the dollar contributed to some degree to the revenue decrease we experienced in Japan in the first quarter of fiscal 2006. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed. Although we currently use derivatives in an effort to mitigate the risk of exchange rate fluctuations with respect to receivables resulting from some inter-company sales, we may not continue to do so and our efforts may not be successful.
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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have generally not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In December 2005 we brought suit against a competitor for alleged misappropriation of confidential and trade secret information, as described under “Item 1. Legal Proceedings” in part II of this report. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
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
Environmental laws and regulations subject us to a number of risks and could result in significant liabilities and costs.
     Some of our operations are subject to state, federal, and international laws governing protection of the environment, human health and safety, and regulating the use of certain chemical substances. We endeavor to comply with these environmental laws, yet compliance with such laws could increase our operations and product costs; increase the complexities of product design, procurement, and manufacture; limit our sales activities; and impact our future financial results. Any violation of these laws can subject us to significant liability, including fines, penalties, and prohibiting sales of our products into one or more states or countries, and result in a material adverse effect on our financial condition.
     Currently, a significant portion of our revenues comes from international sales. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The EU has published Directives on electronic and electrical waste management (the “WEEE Directive”). The WEEE Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the EU market after August 13, 2005 (the “effective date”). The WEEE Directive also makes commercial end users of electronic equipment financially responsible for the collection and management of equipment placed on the market before the effective date. The WEEE Directive also requires labeling products placed on the EU market after the effective date. As a result of these obligations, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we were required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. While we were successful in complying with these requirements with respect to fiscal 2005, if in the future we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of December 31, 2005, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,979,102 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,361,551 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. Effective August 1, 2005, Nancy H. Karp has entered into a Rule 10b5-1 trading plan to sell shares she owns from time to time and other officers and directors may also do so in the future.
Our principal stockholder could prevent or delay a change in control.
     As of December 31, 2005, Dr. Karp beneficially owned 2,979,102 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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
Item 6. Exhibits
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
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: February 9, 2006	By: /s/ Christopher A. Stephenson

Christopher A. Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.