Form 10-Q
period 2006-03-31
CATAPULT COMMUNICATIONS CORP
filed 2006-05-09
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-24701
CATAPULT COMMUNICATIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Nevada	77-0086010
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
160 South Whisman Road
Mountain View, California 94041
(650) 960-1025
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 28, 2006, there were 14,798,228 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

i

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$31,631	$24,852
Short-term investments	39,857	43,955
Accounts receivable, net	12,395	14,724
Inventories	4,495	3,104
Deferred income taxes	952	603
Prepaid expenses	1,805	1,401

Total current assets	91,135	88,639
Property and equipment, net	1,921	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,540	4,051
Other assets	3,958	3,983

Total assets	$149,948	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$967	$1,547
Accrued liabilities	4,082	5,508
Deferred revenue	10,997	7,697

Total current liabilities	16,046	14,752
Deferred revenue, long-term portion	371	485

Total liabilities	16,417	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,652	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	530	587
Retained earnings	82,334	82,980

Total stockholders’ equity	133,531	132,523

Total liabilities and stockholders’ equity	$149,948	$147,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Products	$6,914	$15,095	$15,448	$27,468
Services	3,749	3,955	7,317	7,453

Total revenues	10,663	19,050	22,765	34,921

Cost of revenues:
Products	1,245	1,429	2,433	2,671
Services	956	852	2,018	1,673
Amortization of purchased technology	172	172	343	343

Total cost of revenues	2,373	2,453	4,794	4,687

Gross profit	8,290	16,597	17,971	30,234

Operating expenses:
Research and development	3,433	3,211	6,515	6,182
Sales and marketing	4,154	4,802	8,782	9,505
General and administrative	2,321	2,026	4,748	3,932

Total operating expenses	9,908	10,039	20,045	19,619

Operating income (loss)	(1,618)	6,558	(2,074)	10,615
Interest income	620	289	1,240	513
Other income (expense), net	40	(144)	53	(137)

Income (loss) before income taxes	(958)	6,703	(781)	10,991
Provision for (benefit from) income taxes	(169)	1,273	(135)	1,748

Net income (loss)	($789)	$5,430	($646)	$9,243

Net income (loss) per share — basic	($0.05)	$0.37	($0.04)	$0.63

Net income (loss) per share — diluted	($0.05)	$0.36	($0.04)	$0.61

Shares used in per share calculation:
Basic	14,784	14,676	14,763	14,637
Diluted	14,784	15,103	14,763	15,129
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss) as reported	$(646)	$9,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	477	892
Amortization of deferred stock-based compensation	3	18
Amortization of purchased technology	343	343
Amortization of other acquisition related intangibles	168	168
Stock based compensation expenses	1,054	—
Provision for doubtful accounts	—	40
Deferred income taxes	(351)	62
Total tax benefits related to stock based compensation	80	—
Excess tax benefits from stock options exercised	(35)	—
Change in assets and liabilities:
Accounts receivable	2,341	(2,575)
Inventories	(1,405)	(156)
Prepaid expenses	(419)	146
Other assets	24	23
Accounts payable	(572)	(405)
Accrued liabilities	(1,403)	338
Deferred revenue	3,185	2,340

Net cash provided by operating activities	2,844	10,477

Cash flows from investing activities:
Sale and maturities of short-term investments	42,608	20,341
Purchase of short-term investments	(38,471)	(26,758)
Purchase of property and equipment	(719)	(467)

Net cash provided by (used in) investing activities	3,418	(6,884)

Cash flows from financing activities:
Proceeds from exercise of stock options	576	1,890
Excess tax benefit from stock-based compensation	35	—

Net cash provided by financing activities	611	1,890

Effect of exchange rate changes on cash and cash equivalents	(94)	152

Net increase in cash and cash equivalents	6,779	5,635
Cash and cash equivalents, beginning of period	24,852	20,108

Cash and cash equivalents, end of period	$31,631	$25,743

Unrealized gain (loss) on investments	$40	$(37)

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and filed with the SEC on December 14, 2005. The unaudited condensed consolidated financial statements as of March 31, 2006, and for the three and six months ended March 31, 2006 and 2005, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2005 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
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
     In February 2006, the FASB issued FSP FAS123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP addresses the classification of options or similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraph 32 and A229 of SFAS 123(R), Share-Based Payment. This FSP became effective in February 2006. We expect the adoption of SFAS 123(R)-4 will not have a material effect on our financial position or results of operations.
NOTE 3 — STOCK-BASED COMPENSATION
     Effective October 1, 2005, the Company adopted FASB Statement Number 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a ratable basis over the requisite service period of the award.
     Periods prior to the adoption of SFAS 123(R)
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to its adoption. For purposes of this disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a ratable basis over the respective vesting periods of the awards. Disclosures for the three and six months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R).

	Three months ended	Six months ended
	March 31,	March 31,
	2005	2005
	(In thousands, except per share amounts)
Net income, as reported for basic and diluted earnings per share	$5,430	$9,243
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	15
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(612)	(1,290)

Pro forma net income	$4,825	$7,968

Net income per share:
Basic net income per share as reported	$0.37	$0.63

Basic net income per share pro forma	$0.33	$0.54

Diluted net income per share as reported	$0.36	$0.61

Diluted net income per share pro forma	$0.32	$0.53

Adoption of SFAS 123(R)
     The following table summarizes the effect of recording stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2006. Results for the prior comparable periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

	Three months ended	Six months ended
	March 31,	March 31,
	2006	2006
	(In thousands)
Stock-Based Compensation Expense:
Cost of sales — products	$19	$41
Cost of sales — services	34	72
Research and development	118	250
Selling and marketing expense	118	276
General and administrative expense	191	415

Total stock-based compensation expense	480	1,054

Tax effect on stock-based compensation expenses	(155)	(347)

Net effect on net income	$325	$707

Valuation Assumptions
     In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans								Employee Stock Purchase Plan
	Three months ended				Six months ended				Three months ended			Six months ended
	March 31,				March 31,				March 31,			March 31,
	2006		2005		2006		2005		2006*	2005		2006*	2005
Expected life of option	5.42	years	2.68	years	5.42	years	2.67	years	—	0.5	years	—	0.5	years
Expected volatility	66.0%		80.9%		66.0%		81.8%		—	47.0%		—	47.0%
Dividend yield	0.0%		0.0%		0.0%		0.0%		—	0.0%		—	0.0%
Risk-free interest rate	4.47%		3.56%		4.50%		3.39%		—	2.48%		—	2.48%

*	The company terminated its ESPP plan effective November 1, 2005.
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
Expected Volatility: The fair value of stock-based payments made through the three and six months ended March 31, 2006, was determined using the Company’s historical stock price.
Expected Dividend: The Company has not declared or paid any dividends and does not currently expect to do so in the future.
Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury zero-coupon issues with an equivalent term.
Stock Option Plans
     At September 30, 1997, 1,800,000 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”). In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which provided for the issuance of options to purchase an additional 1,800,000 shares. At the January 2003 Annual Meeting, stockholders approved an increase of 1,000,000 shares to the 1998 Plan. At the January 2006 Annual Meeting, stockholders approved a further 1,000,000 share increase. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the total options granted six months after the option grant date and then at a rate of 1/48th per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan was terminated as to future grants in 1998 effective with the adoption of the 1998 Plan.
     Information with respect to stock option activity from September 30, 2005 through March 31, 2006 is set forth below:

	Number of	Weighted	Weighted Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
			(Years)	(In thousands)
Balance at September 30, 2005	1,956,029	$15.56
Options granted	73,501	$15.47
Options exercised	(57,476)	$6.57
Options canceled, forfeited or expired	(22,059)	$17.42

Balance, March 31, 2006	1,949,995	$15.80	6.7	$2,461

Vested or expected to vest, March 31, 2006	1,901,105	$15.84	6.7	$2,449

Ending exercisable, March 31, 2006	1,519,324	$16.53	6.2	$1,838
     The weighted average grant date fair value of options granted during the three and six month period ended March 31, 2006 was $7.19 and $9.36, respectively. As of March 31, 2006, approximately $2.2 million of unrecognized compensation costs related to stock options is expected to be recognized over a weighted-average period of approximately 1.26 years. During the six month period ended March 31, 2006 and March 31, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $525,700 and $1,916,700, respectively.
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
NOTE 4 — BASIC AND DILUTED NET INCOME PER SHARE
     We have presented net income (loss) per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares using the treasury stock method, but in periods where net losses are recorded, common stock equivalents such as common stock options would decrease the net loss per share and therefore are not added to the weighted average shares outstanding. Net losses were recorded for the three and six months ended March 31, 2006. The following is a reconciliation of the denominator used in calculating basic and diluted earnings (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income (loss), as reported for basic and diluted earnings per share	$(789)	$5,430	$(646)	$9,243

Weighted average shares outstanding	14,784	14,676	14,763	14,637
Dilutive options	0	427	0	492

Weighted average shares assuming dilution	14,784	15,103	14,763	15,129

Net income (loss) per share:
Basic	$(0.05)	$0.37	$(0.04)	$0.63

Diluted	$(0.05)	$0.36	$(0.04)	$0.61

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands)
Common stock options	1,943	300	1,926	228

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	March 31,	September 30,
	2006	2005
	(In thousands)
Inventories:
Raw materials	$3,736	$2,600
Work-in-process	324	231
Finished goods	435	273

	$4,495	$3,104

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent annual goodwill impairment test as of September 30, 2005 and determined that there was no indicator of impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2005 and March 31, 2006, there have been no changes to the Company’s goodwill balance of $49.4 million.
     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of March 31, 2006			As of September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Purchased technology	$4,800	$(2,457)	$2,343	$4,800	$(2,115)	$2,685
Trade names	1,000	(512)	488	1,000	(440)	560
Customer relationships	1,000	(512)	488	1,000	(440)	560
Non-compete agreement	400	(179)	221	400	(154)	246
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(4,060)	$3,540	$7,600	$(3,549)	$4,051

     The estimated future amortization expense of purchased intangible assets as of March 31, 2006 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2006 (remaining 6 months)	$511
2007	1,022
2008	1,021
Thereafter	986

Total	$3,540

NOTE 7 — WARRANTY ACCRUAL
     The following table represents the activity in warranty accrual for the six months ended March 31, 2006 and 2005:

	2006	2005
	(In thousands)
Balances at beginning of year	$74	$69
Utilized	(27)	(41)
Charged (reduction) to cost and expenses	14	48

Balances at end of quarter	$61	$76

NOTE 8 — INCOME TAXES
     Our provision for (benefit from) income taxes consists of federal, state and foreign taxes. We recorded a tax benefit of $169,000 and tax provision of $1.3 million in the three months ended March 31, 2006 and March 31, 2005, respectively and a tax benefit of $135,000 and tax provision of $1.7 million in the six months ended March 31, 2006 and March 31, 2005, respectively. The tax provision in the six months ended March 31, 2005 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program in that period.

NOTE 9 — COMPREHENSIVE INCOME
     The components of comprehensive income, net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
		(In thousands)
Net income, as reported	$(789)	$5,430	$(646)	$9,243
Currency translation adjustment	15	(59)	(97)	124
Unrealized gains (losses) on investments	7	(21)	40	(37)

Comprehensive income	$(767)	$5,350	$(703)	$9,330

NOTE 10 — REPURCHASE OF COMMON STOCK
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of our common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized, but unissued. In addition, in fiscal 2003, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2002, 2004 and 2005 and the six months ended March 31, 2006, we repurchased no shares. As of March 31, 2006, we are authorized to repurchase 1,742,600 shares of our common stock under the stock repurchase program.
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
     Revenue and assets by geographic region are as follows:

	North	UK, Europe,		Rest of	Consolidated
	America	Other	Japan	World	Total
	(In thousands)
Six months ended March 31, 2006
Revenues from unaffiliated customers	$7,194	$7,066	$5,654	$2,851	$22,765

Six months ended March 31, 2005
Revenues from unaffiliated customers	$10,473	$9,524	$11,604	$3,320	$34,921

As of March 31, 2006
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	952	687	$242	$40	1,921

As of September 30, 2005
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	950	479	$264	—	1,693
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 29%, and 26% of our total revenues in the six months ended March

31, 2006 and 2005, respectively. Revenues from Germany accounted for less than 10% and 10% of our consolidated net revenues from unaffiliated customers for the six months ended March 31, 2006 and 2005, respectively. Operations in Ireland accounted for 31% and 32% of the consolidated identifiable assets at March 31, 2006 and 2005, respectively.
NOTE 12 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of March 31, 2006 or September 30, 2005, or 10% or more of our revenues for the three or six months ended March 31, 2006 or 2005, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Six months ended
	March 31,	September 30,	March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Customer A	13%	<10%	11%	<10%	11%	<10%

Customer B	14%	<10%	13%	<10%	<10%	<10%

Customer C	<10%	14%	<10%	15%	<10%	16%

Customer D	<10%	13%	10%	11%	<10%	<10%

Customer E	17%	20%	12%	12%	<10%	<10%

Customer F	<10%	<10%	<10%	<10%	13%	<10%

Customer G	<10%	<10%	<10%	18%	<10%	12%
NOTE 13 — CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (NDB) from in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros ($15,127,654 as of March 31, 2006) plus interest and legal costs. A trial date on the matter had originally been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. The case was heard April 28, 2006 and a decision is expected by June 30, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so, if required. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
     On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly-owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its early stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2005, as filed with the Securities and Exchange Commission on December 14, 2005.
Forward-looking Statements
     This Quarterly Report on Form 10-Q contains statements that are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and relate to such matters as anticipated financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this Quarterly Report on Form 10-Q, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005, as filed on December 14, 2005. We caution the reader, however, that these factors may not be exhaustive.
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
     We offer a single line of software-based telecommunications test products operating on a common hardware platform range. This product line includes the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired in 2002 in connection with the acquisition of Tekelec’s Network Diagnostic Business (“NDB”).
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
     In our current fiscal year to date, we continued to see healthy demand in the global market for software-based telecommunications test systems, but we experienced lower revenues for the reasons discussed in the first two bullet points in the following section.
Summary of Our Financial Performance in the Second Quarter of Fiscal 2006
     Although our market and order input remained healthy in the three months ended March 31, 2006, our financial performance deteriorated in comparison with our performance in the same period in the previous year. We received orders totaling $15.9 million, but revenues decreased by 44% to $10.7 million from $19.1 million in the second quarter of fiscal 2005 and our operating income (loss) decreased to an operating loss of $1.6 million in the second quarter of fiscal 2006 from operating income of $6.6 million in the prior year period.
     Four major factors contributed to this deterioration in financial performance in the second quarter:
•	In Japan, revenues decreased by 51% or $4.3 million from the second quarter of fiscal 2005, primarily due to competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues for at least the remainder of our current fiscal year. Revenues in Japan were also impacted by an 11% decrease in the value of the yen, in which all our revenues in Japan are denominated.

•	In regions outside Japan, our revenues continued to be affected adversely by engineering delays. In the second quarter we received a further $2.7 million in orders requiring additional engineering work on which no revenue could be recognized, bringing the cumulative total of orders in this category to

$5.2 million at quarter end. We expect to begin recognizing revenue on these orders in the fourth quarter of our current fiscal year. In addition, other customer orders that we would have expected to receive in the absence of engineering delays were delayed or issued to other vendors.
•	Our overall gross profit margin decreased by nine percentage points due to increases in hardware component costs, services demonstration equipment costs and manufacturing overhead as percentages of the related revenues.

•	In the second quarter of fiscal 2006, we recorded $0.5 million in pre-tax, non-cash, stock-based compensation expense under the newly applicable accounting standard, SFAS 123(R), Share-Based Payment. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section below.
     During the second quarter of 2006, our cash, cash equivalents and short-term investments decreased by $0.1 million. Operating activities provided $0.2 million in cash and capital expenditures used $0.5 million.
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
Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues.

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues:
Products	64.8%	79.2%	67.9%	78.7%
Services	35.2	20.8	32.1	21.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	11.7	7.5	10.7	7.6
Services	9.0	4.5	8.9	4.8
Amortization of purchased technology	1.6	0.9	1.5	1.0

Total cost of revenues	22.3	12.9	21.1	13.4

Gross profit	77.7	87.1	78.9	86.6

Operating expenses:
Research and development	32.2	16.9	28.6	17.7
Sales and marketing	38.9	25.2	38.6	27.2
General and administrative	21.8	10.6	20.8	11.3

Total operating expenses	92.9	52.7	88.0	56.2

Operating income (loss)	(15.2)	34.4	(9.1)	30.4
Interest income	5.8	1.5	5.5	1.5
Other income (expense), net	0.4	(0.7)	0.2	(0.4)

Income (loss) before income taxes	(9.0)	35.2	(3.4)	31.5
Provision for (benefit from) income taxes	(1.6)	6.7	(0.6)	5.0

Net income (loss)	(7.4%)	28.5%	(2.8%)	26.5%

Gross margin on products	82.0%	90.5%	84.3%	90.3%

Gross margin on services	74.5%	78.5%	72.4%	77.6%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended March 31, 2006 and 2005
     Revenues
     Our revenues for the three months ended March 31, 2006 decreased by 44% to $10.7 million from $19.1 million in the three months ended March 31, 2005. Over the same period, product revenues decreased by approximately 54% to $6.9 million from $15.1 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems for the reasons discussed above under the heading “Summary of Our Financial Performance in the Second Quarter of Fiscal 2006.” Services revenues decreased approximately 5% to $3.7 million from $4.0 million due to a decrease in the number and value of DCT and MGTS system maintenance contracts.
     Our revenues by geographic region varied as follows in the three months ended March 31, 2006 in comparison with the three months ended March 31, 2005:
•	North American revenues decreased by 27% to $2.9 million from $3.9 million;

•	European revenues decreased by 31% to $3.2 million from $4.6 million;

•	Japanese revenues decreased by 51% to $4.1 million from $8.4 million; and

•	Rest of World revenues decreased by 77% to $0.5 million from $2.1 million.
     An 11% decrease in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of decreasing our revenues by $0.5 million. In Europe, because almost all customer orders are denominated in dollars, the 8% decrease in the value of the Euro and the 7% decrease in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of those currencies against the dollar made our dollar-denominated product prices less favorable to our European customers when expressed in their local currencies, and this may have resulted in decreased purchases by these customers.
     Information on revenues from major customers is provided in Note 12 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 13% to $1.2 million for the three months ended March 31, 2006 from $1.4 million in the same period the previous year. Gross margin on product revenues decreased to 82% from 91% due primarily to increased hardware component and manufacturing overhead costs as a percentage of product revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation and training personnel, as well as the costs of materials and equipment. Cost of services revenues increased by approximately 12% to $1.0 million in the three months ended March 31, 2006 from $0.9 million in the three months ended March 31, 2005, due primarily to increased demonstration and development equipment expenses and to an increase of 4%, or one employee, in the number of employees engaged in customer support. Gross margin on services revenues decreased to 74% from 78% as services revenues increased less than the cost of those revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $0.2 million in the three months ended March 31, 2006 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 7% to $3.4 million for the three months ended March 31, 2006 from $3.2 million for the three months ended March 31, 2005. Two major factors contributed to this increase:
•	an increase of 6%, or five employees, in the number of employees engaged in research and development, and

•	the inclusion of $0.1 million in non-cash stock option expenses.
These factors were partially offset by a decrease of $0.2 million in depreciation expense and a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, research and development expenses increased to 32% from 17% over the same period. We expect research and development expenses in each of the remaining quarters of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 13% to $4.2 million for the three months ended March 31, 2006 from $4.8 million for the three months ended March 31, 2005. Two major factors contributed to this decrease:

•	a decrease of $0.5 million in variable compensation due to below-target order levels;

•	an exchange rate driven decrease of $0.2 million due to average decreases of 11% in the Japanese yen, 7% in the British pound and 8% in the Euro against the dollar.
     These factors were partially offset by the inclusion in the more recent quarter of $0.1 million in non-cash stock-based compensation expenses.
     As a percentage of total revenues, sales and marketing expenses increased to 39% from 25% over the same period. We expect quarterly sales and marketing expenses to increase in each of the remaining quarters of the current fiscal year due to increased variable compensation.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and, in fiscal 2006, stock-based compensation. General and administrative expenses increased approximately 15% to $2.3 million for the three months ended March 31, 2006 from $2.0 million for the three months ended March 31, 2005, reflecting primarily an increase of $0.1 million in legal and accounting expenses largely due to increased regulatory compliance costs, an increase of 5%, or one employee, in the number of general and administrative personnel and the inclusion in the more recent quarter of $0.2 million in non-cash stock-based compensation expenses. These increases were partially offset by a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased to 22% from 11% over the same period. We expect quarterly general and administrative expenses to remain relatively constant over the remainder of the current fiscal year.*
     Interest income
     Interest income increased to $0.6 million in the three months ended March 31, 2006 from $0.3 million in the three months ended March 31, 2005 due to increases both in short-term interest rates and in the value of funds invested.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax benefit of $0.2 million, or 18% of our pre-tax loss, in the three months ended March 31, 2006, compared with a tax provision of $1.3 million, or 19% of pre-tax income, in the three months ended March 31, 2005. Our future tax rate may vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
Comparison of the Six-Month Periods Ended March 31, 2006 and 2005
     Revenues
     Our revenues for the six months ended March 31, 2006 decreased by 35% to $22.8 million from $34.9 million in the six months ended March 31, 2005. Over the same period, product revenues decreased by approximately 44% to $15.4 million from $27.5 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems due to in-house competition in Japan and engineering delays. Services revenues decreased approximately 2% to $7.3 million from $7.5 million due to a decrease in the number and value of DCT and MGTS system maintenance contracts.
     Our revenues by geographic region varied as follows in the six months ended March 31, 2006 in comparison with the six months ended March 31, 2005:
•	North American revenues decreased by 31% to $7.2 million from $10.5 million;

•	European revenues decreased by 26% to $7.1 million from $9.5 million;

•	Japanese revenues decreased by 51% to $5.7 million from $11.6 million; and

•	Rest of World revenues decreased by 14% to $2.9 million from $3.3 million.

     A 10% decrease in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of decreasing our revenues by $0.6 million. In Europe, because almost all customer orders are denominated in dollars, the 8% decrease in the value of the Euro and the 7% decrease in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of those currencies against the dollar made our dollar-denominated product prices less favorable to our European customers when expressed in their local currencies, and this may have resulted in decreased purchases by these customers.
     Information on revenues from major customers is provided in Note 12 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 9% to $2.4 million for the six months ended March 31, 2006 from $2.7 million in the six months ended March 31, 2005. Gross margin on product revenues decreased to 84% from 90% due to increased hardware component and manufacturing overhead costs as a percentage of revenue.
     Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation and training personnel as well as the costs of materials and equipment. Cost of services revenues increased by approximately 21% to $2.0 million in the six months ended March 31, 2006 from $1.7 million in the six months ended March 31, 2005, due primarily to increased demonstration and development equipment expenses, the inclusion of $0.1 million in non-cash stock option expenses in the more recent period and an increase of 6%, or two employees, in the number of employees engaged in customer support. Gross margin on services revenues decreased to 72% from 78% as services revenues increased less than the cost of those revenues.
     Amortization of purchased technology remained unchanged at $0.3 million in the six months ended March 31, 2006 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 5% to $6.5 million for the six months ended March 31, 2006 from $6.2 million for the six months ended March 31, 2005 due to the inclusion of $0.2 million in non-cash stock option expenses in the more recent period and to an increase of 10%, or eight employees, in the number of employees engaged in research and development. These factors were partially offset by a decrease of $0.3 million in depreciation expense and a decrease of $0.3 million in variable compensation due to below-target performance. As a percentage of total revenues, research and development expenses increased to 29% from 18% over the same period.
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 8% to $8.8 million for the six months ended March 31, 2006 from $9.5 million for the six months ended March 31, 2005. Two major factors contributed to this decrease:

•	a decrease of $1.1 million in variable compensation due to below-target order levels;

•	an exchange rate driven decrease of $0.3 million due to average decreases of 10% in the Japanese yen, 7% in the British pound and 8% in the Euro against the dollar.
     These factors were partially offset by an increase of $0.3 million in distributor commission and by the inclusion in the more recent period of $0.3 million in non-cash stock-based compensation expenses.
     As a percentage of total revenues, sales and marketing expenses increased to 39% from 27% over the same period.
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and, in fiscal 2006, stock-based compensation. General and administrative expenses increased approximately 21% to $4.7 million for the six months ended March 31, 2006 from $3.9 million for the six months ended March 31, 2005, reflecting primarily an increase of $0.4 million in legal and accounting expenses largely due to increased regulatory compliance costs, an increase of 7%, or two employees, in the number of administrative personnel and the inclusion in the more recent period of $0.4 million in non-cash stock-based compensation expenses. These increases were partially offset by a decrease of $0.3 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased to 21% from 11% over the same period.
     Interest income
     Interest income increased to $1.2 million in the six months ended March 31, 2006 from $0.5 million in the six months ended March 31, 2005 due to increases both in short-term interest rates and in the value of funds invested, and to interest on a tax refund received.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax benefit of $0.1 million, or 17% of pre-tax loss, in the six months ended March 31, 2006, compared with a tax provision of $1.7 million, or 16% of pre-tax income, in the six months ended March 31, 2005. The provision for the six months ended March 31, 2005 reflected a $0.3 million benefit from additional research and development tax benefits claimed with respect to prior periods. In the absence of these benefits, we would have recorded a tax provision at a rate of 19% of pre-tax income. Our future tax rate may vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
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
     Cash provided by operating activities decreased to $2.8 million in the six months ended March 31, 2006 from $10.5 million in the six months ended March 31, 2005. Over the same period, the net income (loss) component of cash flows from operating activities decreased to a loss of $0.6 million from income of $9.2 million, and the contribution from adjustments for non-cash charges increased to $1.7 million from $1.5 million. These non-cash charges include charges for additional depreciation and amortization related to our acquisition of NDB and, in fiscal 2006, stock-based compensation expense. The additional acquisition-related non-cash depreciation charges ended in fiscal 2005 and the majority of the acquisition-related non-cash amortization charges will end in fiscal 2009. Changes in non-cash working capital components increased cash flow from operations by $1.8 million in the six months ended March 31, 2006 and decreased cash flow from operations by $0.3 million in the six months ended March 31, 2005.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding deteriorated to 105 days for the quarter ended March 31, 2006 from 60 days for the quarter ended March 31, 2005 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: purchases of property and equipment, and purchases and sales of short-term investments. Purchases of property and equipment increased to $0.7 million in the six months ended March 31, 2006 from $0.5 million in the six months ended March 31, 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments provided net cash of $4.1 million in the six months ended March 31, 2006 and used $6.4 million in the six months ended March 31, 2005.
     Financing activities provided cash of $0.6 million and $1.9 million in the six months ended March 31, 2006 and 2005, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of March 31, 2006, we had working capital of $75.1 million, cash and cash equivalents of $31.6 million and short-term investments of $39.9 million. As of March 31, 2006, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In millions)
Operating leases	$3.2	$1.1	$1.6	$0.5	—
Unconditional purchase obligations	$0.5	$0.5	—	—	—

Total contractual cash obligations	$3.7	$1.6	$1.6	$0.5	—

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
     See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivables. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At March 31, 2006, we had outstanding forward exchange contracts maturing in fiscal 2006 to sell approximately $3.4 million in yen. There were no options outstanding at that date.
     We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona and the Chinese renminbi. In Japan, our yen operating expenses are lower than our yen revenues and act as a partial natural hedge on our exchange rate exposure to yen-denominated accounts receivable. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of March 31, 2006, short-term investments consisted of available-for-sale securities of $39.9 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros ($15,127,654 as of March 31, 2006) plus interest and legal costs. A trial date on the matter had originally been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. The case was heard April 28, 2006 and a decision is expected by June 30, 2006. We strongly believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so, if required. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
Item 1A. Risk Factors
     We have listed below various risks and uncertainties relating to our business. In addition to the risk factors identified in our most recent report on Form 10-K, this list includes a new risk factor relating to environmental compliance. This list is not inclusive of all the risks and uncertainties we face, but any of these factors could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.
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
     Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We may need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. For example, in the six months ended March 31, 2006, our revenues were negatively impacted by engineering delays resulting from the length of time and level of resources that had been required to complete our common hardware platform.
Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the three months ended March 31, 2006, our top five customers represented approximately 53% of total revenues. In our fiscal year ended September 30, 2005, our top five customers represented approximately 52% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.
     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In the six months ended March 31, 2006, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues for at least the remainder of our current fiscal year. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are not widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.
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
     In the six months ended March 31, 2006 and the fiscal year ended September 30, 2005, we derived 71% and 75% of our revenues, respectively, from customers outside of the United States, and we maintain operations in ten other countries. International sales and operations are subject to inherent risks, including:
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
     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. A decrease in the value of the Japanese yen against the dollar contributed to some degree to the revenue decrease we experienced in Japan in the first half of fiscal 2006. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed. Although we currently use derivatives in an effort to mitigate the risk of exchange rate fluctuations with respect to receivables resulting from some intercompany sales, we may not continue to do so and our efforts may not be successful.
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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have generally not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In December 2005 we brought suit against a competitor for alleged misappropriation of confidential and trade secret information, as described under

“Item 1. Financial Statements” in Note 13 – Contingencies in part I of this report. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
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
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of March 31, 2006, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,981,602 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,362,645 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. Effective August 1, 2005, Nancy H. Karp has entered into a Rule 10b5-1 trading plan to sell shares she owns from time to time and other officers and directors may also do so in the future.
Our principal stockholder could prevent or delay a change in control.
     As of March 31, 2006, Dr. Karp beneficially owned 2,981,602 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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

Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on January 24, 2006 at the Company’s principal executive offices in Mountain View, California. Out of 14,744,007 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 13,942,663 shares. At the Annual Meeting, our stockholders approved the following matters:
(a) The election of Peter S. Cross, R. Stephen Heinrichs, Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr., John M. Scandalios and Charles L. Waggoner, as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:
Peter S. Cross, 10,496,798 votes cast for and 3,445,865 votes withheld;
R. Stephen Heinrichs, 13,455,373 votes cast for and 487,290 votes withheld;
Richard A. Karp, 10,175,100 votes cast for and 3,767,563 votes withheld;
Nancy H. Karp, 9,251,881 votes cast for and 4,690,782 votes withheld;
Henry P. Massey, Jr., 8,984,751 votes cast for and 4,957,912 votes withheld;
John M. Scandalios, 10,495,298 votes cast for and 3,447,365 votes withheld;
Charles L. Waggoner, 10,495,298 votes cast for and 3,447,365 votes withheld.
(b) The amendment of the company’s 1998 Stock Option Plan (the “Plan”) to (i) increase the shares reserved for issuance thereunder by 1,000,000 shares of Common Stock, (ii) extend the term of the Plan to November 1, 2015, and (iii) in addition to stock options and stock purchase rights, permit the award of stock appreciation rights, restricted stock units, performance units, performance shares and other stock awards as determined by the Plan administrator.
7,561,299 votes were cast for and 5,760,534 votes were cast against with 2,664 votes abstaining.
     In our proxy statement, we had also asked our shareholders to ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2006. As disclosed in its Current Report on Form 8-K filed on January 4, 2006, subsequent to the mailing of our proxy statement and before our Annual Meeting, we dismissed PricewaterhouseCoopers and appointed Deloitte & Touche LLP as our independent registered public accounting firm. As a result, the ratification was withdrawn from consideration at the meeting.
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

CATAPULT COMMUNICATIONS CORPORATION

Date: May 9, 2006	By: /s/	Christopher A. Stephenson

Christopher A. Stephenson
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.