Form 10-Q
period 2006-06-30
CATAPULT COMMUNICATIONS CORP
filed 2006-08-09
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐                     Accelerated filer ☑                      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 28, 2006, there were 14,825,568 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,501	$24,852
Short-term investments	45,429	43,955
Accounts receivable, net	8,354	14,724
Inventories, net	4,504	3,104
Deferred income taxes	614	603
Prepaid expenses	1,466	1,401

Total current assets	88,868	88,639
Property and equipment, net	1,922	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,284	4,051
Other assets	6,690	3,983

Total assets	$150,158	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$635	$1,547
Accrued liabilities	3,507	5,508
Deferred revenue	11,096	7,697

Total current liabilities	15,238	14,752
Deferred revenue, long-term portion	339	485

Total liabilities	15,577	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,968	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	679	587
Retained earnings	82,919	82,980

Total stockholders’ equity	134,581	132,523

Total liabilities and stockholders’ equity	$150,158	$147,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Products	$6,996	$10,873	$22,444	$38,341
Services	3,793	3,403	11,110	10,856

Total revenues	10,789	14,276	33,554	49,197

Cost of revenues:
Products	1,142	1,236	3,575	3,907
Services	908	923	2,926	2,596
Amortization of purchased technology	171	171	514	514

Total cost of revenues	2,221	2,330	7,015	7,017

Gross profit	8,568	11,946	26,539	42,180

Operating expenses:
Research and development	3,543	3,224	10,058	9,406
Sales and marketing	4,423	4,431	13,205	13,936
General and administrative	2,391	1,946	7,139	5,878

Total operating expenses	10,357	9,601	30,402	29,220

Operating income (loss)	(1,789)	2,345	(3,863)	12,960
Interest income	751	409	1,991	922
Other income (expense), net	3	16	56	(121)

Income (loss) before income taxes	(1,035)	2,770	(1,816)	13,761
Provision for (benefit from) income taxes	(2,091)	387	(2,226)	2,135

Net income	$1,056	$2,383	$410	$11,626

Net income per share — basic	$0.07	$0.16	$0.03	$0.79

Net income per share — diluted	$0.07	$0.16	$0.03	$0.77

Shares used in per share calculation:
Basic	14,801	14,712	14,776	14,662
Diluted	14,887	14,971	14,935	15,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income, as reported	$410	$11,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	758	1,350
Amortization of deferred stock-based compensation	3	27
Amortization of purchased technology	514	514
Amortization of other acquisition related intangibles	253	252
Stock based compensation expenses	1,802	—
Provision for doubtful accounts	—	(24)
Deferred income taxes	(2,741)	62
Total tax benefits related to stock based compensation	78	—
Excess tax benefits from stock options exercised	(35)	—
Change in assets and liabilities:
Accounts receivable	6,369	(3,785)
Inventories	(1,405)	(200)
Prepaid expenses	(67)	130
Other assets	27	19
Accounts payable	(944)	165
Accrued liabilities	(2,018)	30
Deferred revenue	3,253	2,910

Net cash provided by operating activities	6,257	13,076

Cash flows from investing activities:
Sale and maturities of short-term investments	58,082	30,193
Purchase of short-term investments	(59,517)	(37,428)
Purchase of property and equipment	(936)	(681)

Net cash used in investing activities	(2,371)	(7,916)

Cash flows from financing activities:
Proceeds from exercise of stock options	604	2,128
Excess tax benefit from stock-based compensation	35	—
Repurchase of common stock	(931)	—

Net cash provided by (used in) financing activities	(292)	2,128

Effect of exchange rate changes on cash and cash equivalents	55	40

Net increase in cash and cash equivalents	3,649	7,328
Cash and cash equivalents, beginning of period	24,852	20,108

Cash and cash equivalents, end of period	$28,501	$27,436

Non-cash investing activity:
Purchase of property and equipment	$36	$0

Supplemental disclosure:
Unrealized gain (loss) on investments	$39	$(21)

Cash paid for income taxes	1,040	1,073

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 and filed with the SEC on December 14, 2005. The unaudited condensed consolidated financial statements as of June 30, 2006, and for the three and nine months ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2005 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
     In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.
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
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged in the period this Interpretation is adopted. The Company is currently evaluating FIN 48 and its possible impacts on the Company’s financial statements. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective rates, and/or increases in future effective tax rate volatility.

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
     Periods prior to the adoption of SFAS 123(R)
     The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock-based compensation plans prior to its adoption. For purposes of this disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on a ratable basis over the respective vesting periods of the awards. Disclosures for the three and nine months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R).

	Three months ended	Nine months ended
	June 30,	June 30,
	2005	2005
	(In thousands, except per share amounts)
Net income, as reported for basic and diluted earnings per share	$2,383	$11,626
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8	23
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(773)	(2,063)

Pro forma net income	$1,618	$9,586

Net income per share:
Basic net income per share as reported	$0.16	$0.79

Basic net income per share pro forma	$0.11	$0.65

Diluted net income per share as reported	$0.16	$0.77

Diluted net income per share pro forma	$0.11	$0.64
Adoption of SFAS 123(R)
     The following table summarizes the effect on our consolidated statements of income of recording stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended June 30, 2006. Results for the prior comparable periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

	Three months ended	Nine months ended
	June 30,	June 30,
	2006	2006
	(In thousands)
Stock-Based Compensation Expense:
Cost of sales — products	$32	$73
Cost of sales — services	64	136
Research and development expense	192	442
Selling and marketing expense	161	437
General and administrative expense	299	714

Total stock-based compensation expense	748	1,802
Tax effect on stock-based compensation expenses	(1,557)	(1,904)

Net effect on net income	$(809)	$(102)

Net effect on basic net income per share	$(0.05)	$(0.01)

Net effect on diluted net income per share	$(0.05)	$(0.01)

Valuation Assumptions
     In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans				Employee Stock Purchase Plan
	Three months ended		Nine months ended		Three months ended		Nine months ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006*	2005	2006*	2005
Expected life of option	5.24 years	2.73 years	5.27 years	2.70 years	—	0.5 years	—	0.5 years
Expected volatility	64.0%	68.4%	64.3%	75.8%	—	61.8%	—	56.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%	—	0.0%	—	0.0%
Risk-free interest rate	4.99%	3.70%	4.93%	3.53%	—	2.96%	—	2.80%

*	The company terminated its ESPP plan effective October 31, 2005.
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
Expected Volatility: The fair value of stock-based payments was determined using the Company’s historical stock price.
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
     Information with respect to stock option activity from September 30, 2005 through June 30, 2006 is set forth below:

			Weighted
	Number of	Weighted	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value
			(Years)	(In thousands)
Balance at September 30, 2005	1,956,029	$15.56
Options granted	541,662	$12.94
Options exercised	(84,816)	$4.78
Options canceled, forfeited or expired	(74,360)	$20.97

Balance, June 30, 2006	2,338,515	$15.17	7.19	$1,174

Vested or expected to vest, June 30, 2006	2,282,583	$15.20	7.14	$1,171

Ending exercisable, June 30, 2006	1,505,929	$16.41	6.08	$906
     The weighted average grant date fair value of options granted during the three and nine month period ended June 30, 2006 was $7.39 and $7.66, respectively. As of June 30, 2006, approximately $4.6 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.6 years. During the nine month period ended June 30, 2006 and June 30, 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $856,900 and $1,931,300, respectively.
     On September 16, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $19.00 per share previously awarded to its employees, including its executive officers and its non-employee directors, under the Company’s equity compensation plans. The acceleration of the vesting of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of SFAS 123(R). The acceleration of vesting became effective for stock options outstanding as of September 16, 2005. Options to purchase 343,618 shares of common stock or 17.6% of the Company’s outstanding options (of which options to purchase 1,121,980 shares or 57.3% of the Company’s outstanding options were held by the Company’s executive officers) were subject to the acceleration. The weighted average exercise price of the options subject to the acceleration was $20.78. The options subject to acceleration would have vested on average in approximately two years from the effective date of the acceleration.
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
NOTE 4 — BASIC AND DILUTED NET INCOME PER SHARE
     We have presented net income per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income per share are computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares using the treasury stock method. The following is a reconciliation of the denominator used in calculating basic and diluted net income per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income, as reported for basic and diluted earnings per share	$1,056	$2,383	$410	$11,626

Weighted average shares outstanding	14,801	14,712	14,776	14,662
Dilutive options	86	259	159	425

Weighted average shares assuming dilution	14,887	14,971	14,935	15,087

Net income per share:
Basic	$0.07	$0.16	$0.03	$0.79

Diluted	$0.07	$0.16	$0.03	$0.77

     Diluted net income per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Common stock options	2,063	869	1,327	309

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	June 30,	September 30,
	2006	2005
	(In thousands)
Raw materials	$3,389	$2,600
Work-in-process	501	231
Finished goods	614	273

	$4,504	$3,104

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent annual goodwill impairment test as of September 30, 2005 and determined that there was no indicator of impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2005 and June 30, 2006, there have been no changes to the Company’s goodwill balance of $49.4 million.
     Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of June 30, 2006			As of September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Purchased technology	$4,800	$(2,628)	$2,172	$4,800	$(2,115)	$2,685
Trade names	1,000	(548)	452	1,000	(440)	560
Customer relationships	1,000	(548)	452	1,000	(440)	560
Non-compete agreement	400	(192)	208	400	(154)	246
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(4,316)	$3,284	$7,600	$(3,549)	$4,051

     The estimated future amortization expense of purchased intangible assets as of June 30, 2006 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2006 (remaining 3 months)	$255
2007	1,022
2008	1,021
Thereafter	986

Total	$3,284

NOTE 7 — WARRANTY ACCRUAL
     The following table represents the activity in warranty accrual for the nine months ended June 30, 2006 and 2005:

	2006	2005
	(In thousands)
Balances at beginning of year	$74	$69
Utilized	(31)	(55)
Charged (reduction) to cost and expenses	7	45

Balances at end of quarter	$50	$59

NOTE 8 — INCOME TAXES
     Our provision for (benefit from) income taxes consists of federal, state and foreign taxes. We recorded a tax benefit of $2.1 million and tax provision of $0.4 million in the three months ended June 30, 2006 and 2005, respectively, and a tax benefit of $2.2 million and tax provision of $2.1 million in the nine months ended June 30, 2006 and 2005, respectively. The tax benefit for the three month period ended June 30, 2006 resulted from an adjustment of our estimated tax rate for the fiscal year as a whole, primarily due to changes in forecasted pre-tax income (loss), together with discrete quarterly adjustments of $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions. The tax benefit for the nine months ended June 30, 2006 was increased by adjustments of $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions. The provision in the nine months ended June 30, 2005 reflected a $0.1 million benefit from additional research and development tax benefits claimed with respect to a prior year and a $0.2 million benefit from the retroactive impact of the reinstitution of the research and development tax credit program in that period.

NOTE 9 — STOCKHOLDER’S EQUITY
Comprehensive Income
          The components of comprehensive income, net of tax, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Net income, as reported	$1,056	$2,383	$410	$11,626
Currency translation adjustment	151	(109)	54	15
Unrealized gains (losses) on investments	(1)	16	39	(21)

Comprehensive income	$1,206	$2,290	$503	$11,620

Repurchase of Common Stock
          In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of our common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In the year ended September 30, 2003, we repurchased 257,400 shares at a cost of approximately $1.8 million. The shares repurchased were restored to the status of authorized, but unissued. In addition, in fiscal 2003, $300,000 in treasury stock previously repurchased were restored to the status of authorized but unissued. In the years ended September 30, 2002, 2004 and 2005, we repurchased no shares. In the nine months ended June 30, 2006, we repurchased 98,700 shares at a cost of approximately $0.9 million. As of June 30, 2006, we are authorized to repurchase 1,643,900 shares of our common stock under the stock repurchase program. Additional information is in Part II - Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
NOTE 10 — GEOGRAPHICAL INFORMATION
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
     Revenue and assets by geographic region are as follows:

	North	UK, Europe,		Rest of	Consolidated
	America	Other	Japan	World	Total
	(In thousands)
Nine months ended June 30, 2006
Revenues from unaffiliated customers	$10,260	$10,139	$7,433	$5,722	$33,554

Nine months ended June 30, 2005
Revenues from unaffiliated customers	$14,477	$15,253	$13,796	$5,671	$49,197

As of June 30, 2006
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	896	720	$274	32	1,922

As of September 30, 2005
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	950	479	$264	—	1,693
     Revenues above reflect the location of the end customer and exclude all inter-company sales.

     Revenues in the United States represented 28%, and 26% of our total revenues in the nine months ended June 30, 2006 and 2005, respectively. Revenues from Germany accounted for less than 10% and 10% of our consolidated net revenues from unaffiliated customers for the nine months ended June 30, 2006 and 2005, respectively. Operations in Ireland accounted for 31% and 32% of the consolidated identifiable assets at June 30, 2006 and 2005, respectively.
NOTE 11 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of June 30, 2006 or September 30, 2005, or 10% or more of our revenues for the three or nine months ended June 30, 2006 or 2005, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Nine months ended
	June 30,	September 30,	June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Customer A	11%	<10%	<10%	<10%	<10%	<10%
Customer B	<10%	14%	<10%	10%	<10%	14%
Customer C	<10%	13%	<10%	<10%	<10%	<10%
Customer D	15%	20%	11%	14%	<10%	10%
Customer E	18%	<10%	16%	24%	13%	12%
Customer F	<10%	<10%	<10%	<10%	<10%	10%
NOTE 12 — CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV (“Tucana”), a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (NDB) from in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros ($15,921,420 as of June 30, 2006) plus interest and legal costs. A trial date on the matter had originally been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. The case was heard April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action that had been instituted in October 2002 against the Company and its Irish subsidiary by Tucana. The basis for the dismissal was lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment made by the Antwerp Commercial Court in Antwerp, Belgium on May 5, 2006. The Company believes that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so in the appeal. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
     On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its early stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.
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
     In the first nine months of our current fiscal year, we experienced lower revenues due to increased competition from customers’ own test equipment offerings in the Japanese market and delays in revenue recognition for certain products that require additional product development by us. These factors are discussed in more detail in the first two bullet points in the following section. Additionally, in the third quarter of our current fiscal year, we have seen weaker demand in the global market for software-based telecommunications test systems.
Summary of Our Financial Performance in the Third Quarter of Fiscal 2006
     In the three months ended June 30, 2006, our financial performance deteriorated in comparison with our performance in the same period in the previous year. We received orders totaling $9.3 million, and revenues decreased by 24% to $10.8 million from $14.3 million in the third quarter of fiscal 2005. Our operating income (loss) decreased to an operating loss of $1.8 million in the third quarter of fiscal 2006 from operating income of $2.3 million in the prior year period.
     Four major factors contributed to this deterioration in financial performance in the third quarter:
•	In Japan, revenues decreased by 19% or $0.4 million from the third quarter of fiscal 2005, primarily due to reduced orders as a result of competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues at least into our next fiscal year. Revenues in Japan were also impacted by a 6% decrease in the value of the yen, in which all our revenues in Japan are denominated.

•	In regions outside Japan, our revenues continued to be affected adversely by our internal product development delays. In the third quarter, the cumulative total of orders requiring additional product development on which no revenue could be recognized increased by $0.2 million to $5.4 million at quarter end. We expect to begin recognizing revenue on these orders in the fourth quarter of our current fiscal year. In addition, other customer orders that we would have expected to receive in the absence of product development delays were delayed or issued to other vendors. Because over half the value of the delayed orders has been invoiced, the level of deferred income on our balance sheet at quarter end is uncharacteristically high.

•	Our overall gross profit margin decreased by four percentage points in comparison with the third quarter of fiscal 2005 due primarily to increases in hardware component and manufacturing overhead costs.

•	In the third quarter of fiscal 2006, we recorded $0.7 million in pre-tax, non-cash, stock-based compensation expense under SFAS 123(R), Share-Based Payment, which we adopted at the beginning of the current fiscal year. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section below.
     During the third quarter of fiscal 2006, our cash, cash equivalents and short-term investments increased by $2.4 million. Operating activities provided $3.4 million in cash, and capital expenditures used $0.2 million.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Products	64.8%	76.2%	66.9%	77.9%
Services	35.2	23.8	33.1	22.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	10.6	8.7	10.7	7.9
Services	8.4	6.5	8.7	5.3
Amortization of purchased technology	1.6	1.2	1.5	1.0

Total cost of revenues	20.6	16.4	20.9	14.2

Gross profit	79.4	83.6	79.1	85.8

Operating expenses:
Research and development	32.8	22.6	30.0	19.1
Sales and marketing	41.0	31.0	39.4	28.3
General and administrative	22.2	13.6	21.3	12.0

Total operating expenses	96.0	67.2	90.7	59.4

Operating income (loss)	(16.6)	16.4	(11.5)	26.4
Interest income	7.0	2.9	5.9	1.9
Other income (expense), net	0.0	0.1	0.2	(0.2)

Income (loss) before income taxes	(9.6)	19.4	(5.4)	28.1
Provision for (benefit from) income taxes	(19.4)	2.7	(6.6)	4.3

Net income	9.8%	16.7%	1.2%	23.8%

Gross margin on products	83.7%	88.6%	84.1%	89.8%

Gross margin on services	76.1%	72.9%	73.7%	76.1%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended June 30, 2006 and 2005
     Revenues
     Our revenues for the three months ended June 30, 2006 decreased by 24% to $10.8 million from $14.3 million in the three months ended June 30, 2005. Over the same period, product revenues decreased by approximately 36% to $7.0 million from $10.9 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems for the reasons discussed above under the heading “Summary of Our Financial Performance in the Third Quarter of Fiscal 2006.” Services revenues increased approximately 11% to $3.8 million from $3.4 million due primarily to higher consulting revenues.
     Our revenues by geographic region varied as follows in the three months ended June 30, 2006 in comparison with the three months ended June 30, 2005:
•	North American revenues decreased by 23% to $3.1 million from $4.0 million;

•	European revenues decreased by 46% to $3.1 million from $5.7 million;

•	Japanese revenues decreased by 19% to $1.8 million from $2.2 million including a $0.1 million decrease due to a 6% decrease in the value of the Japanese yen against the dollar; and

•	Rest of World revenues increased by 22% to $2.9 million from $2.4 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.

     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 8% to $1.1 million for the three months ended June 30, 2006 from $1.2 million in the same period the previous year. Gross margin on product revenues decreased to 84% from 89% due primarily to increased hardware component and manufacturing overhead costs as a percentage of product revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix as well as revenue and cost levels.*
     Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation, training and consulting personnel, as well as the costs of materials and equipment. Cost of services revenues remained substantially unchanged at $0.9 million in the three months ended June 30, 2006 in comparison with the three months ended June 30, 2005. Gross margin on services revenues increased to 76% from 73% as services revenues increased while the cost of those revenues remained substantially unchanged. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $0.2 million in the three months ended June 30, 2006 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 10% to $3.5 million for the three months ended June 30, 2006 from $3.2 million for the three months ended June 30, 2005. Three major factors contributed to this increase:
•	an increase of 2%, or two employees, in the number of employees engaged in research and development;

•	an increase of $0.2 million in contractor expenses; and

•	the inclusion of $0.2 million in non-cash stock option expenses in the more recent quarter.
     These factors were partially offset by a decrease of $0.1 million in variable compensation due to below-target performance.
     As a percentage of total revenues, research and development expenses increased to 33% from 23% over the same period. We expect research and development expenses in the remaining quarter of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses remained substantially unchanged at $4.4 million for the three months ended June 30, 2006 in comparison for the three months ended June 30, 2005 as a decrease of $0.5 million in variable compensation due to below-target order levels was offset by an increase of $0.1 million in distributor commission and the inclusion of $0.2 million in non-cash stock option expenses.
     As a percentage of total revenues, sales and marketing expenses increased to 41% from 31% over the same period. We expect quarterly sales and marketing expenses to increase in the remaining quarter of the current fiscal year due to increased variable compensation.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and, in fiscal 2006, stock-based compensation. General and administrative expenses increased approximately 23% to

$2.4 million for the three months ended June 30, 2006 from $1.9 million for the three months ended June 30, 2005, reflecting primarily an increase of 10%, or two employees, in the number of general and administrative personnel and the inclusion in the more recent quarter of $0.3 million in non-cash stock-based compensation expenses. These increases were partially offset by a decrease of $0.1 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased to 22% from 14% over the same period. We expect quarterly general and administrative expenses to remain relatively constant over the remainder of the current fiscal year.*
     Interest income
     Interest income increased to $0.8 million in the three months ended June 30, 2006 from $0.4 million in the three months ended June 30, 2005 due to increases both in short-term interest rates and in the value of funds invested.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax benefit of $2.1 million, or 202% of our pre-tax loss, in the three months ended June 30, 2006. This benefit resulted from an adjustment to our estimated tax rate for the fiscal year as a whole, primarily due to changes in the forecasted pre-tax income (loss), together with discrete quarterly adjustments totaling $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions. In the three months ended June 30, 2005, we recorded a tax provision of $0.4 million, or 14% of pre-tax income. We expect our tax rate to vary from period to period in the future depending in part on variations in the relative actual or forecast pre-tax contribution from our domestic and foreign operations, and also on the extent to which discrete quarterly adjustments may be required*.
Comparison of the Nine-Month Periods Ended June 30, 2006 and 2005
     Revenues
     Our revenues for the nine months ended June 30, 2006 decreased by 32% to $33.6 million from $49.2 million in the nine months ended June 30, 2005. Over the same period, product revenues decreased by approximately 41% to $22.4 million from $38.3 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems due to in-house competition in Japan, product development delays and weaker global demand for our products in the third fiscal quarter. Services revenues increased approximately 2% to $11.1 million from $10.9 million primarily due to an increase in consulting revenue.
     Our revenues by geographic region varied as follows in the nine months ended June 30, 2006 in comparison with the nine months ended June 30, 2005:
•	North American revenues decreased by 29% to $10.3 million from $14.5 million;

•	European revenues decreased by 34% to $10.1 million from $15.3 million;

•	Japanese revenues decreased by 46% to $7.4 million from $13.8 million; and

•	Rest of World revenues remained substantially unchanged at $5.7 million.
     An 9% decrease in the value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of decreasing our revenues by $0.7 million. In Europe, because almost all customer orders are denominated in dollars, the 6% decrease in the value of the Euro and 5% decrease in the value of the pound had no material quantifiable impact on our revenues. Nevertheless, because our European customers earn their revenues in Euros and pounds, the relative decrease in the value of those currencies against the dollar made our dollar-based product prices less favorable to our European customers when expressed in their local currencies, and this may have resulted in decreased purchases by these customers.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 8% to $3.6 million for the nine months ended June 30, 2006 from $3.9 million in the nine months ended June 30, 2005. Gross margin on product revenues decreased to 84% from 90% due to increased hardware component and manufacturing overhead costs as a percentage of revenue.
     Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation and training personnel as well as the costs of materials and equipment. Cost of services revenues increased by approximately 13% to $2.9 million in the nine months ended June 30, 2006 from $2.6 million in the nine months ended June 30, 2005, due primarily to an increase of $0.2 million in demonstration and development equipment expenses, the inclusion of $0.1 million in non-cash stock option expenses in the more recent period and an increase of 3%, or one employee, in the number of employees engaged in customer support. Gross margin on services revenues decreased to 74% from 76% as services revenues increased less than the cost of those revenues.
     Amortization of purchased technology remained unchanged at $0.5 million in the nine months ended June 30, 2006 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 7% to $10.1 million for the nine months ended June 30, 2006 from $9.4 million for the nine months ended June 30, 2005 due to an increase of $0.2 million in contractor expenses, the inclusion of $0.4 million in non-cash stock option expenses in the more recent period and to an increase of 8%, or six employees, in the number of employees engaged in research and development. These factors were partially offset by a decrease of $0.5 million in depreciation expense and a decrease of $0.3 million in variable compensation due to below-target performance. As a percentage of total revenues, research and development expenses increased to 30% from 19% over the same period.
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, occupancy costs, travel and promotional expenses, such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 5% to $13.2 million for the nine months ended June 30, 2006 from $13.9 million for the nine months ended June 30, 2005. Two major factors contributed to this decrease:
•	a decrease of $1.6 million in variable compensation due to below-target order levels;

•	an exchange rate driven decrease of $0.4 million due to average decreases of 9% in the Japanese yen, 5% in the British pound and 6% in the Euro against the dollar.
     These factors were partially offset by an increase of 4%, or four employees, in the number of employees engaged in sales and marketing, an increase of $0.4 million in distributor commission, and the inclusion in the more recent period of $0.4 million in non-cash stock-based compensation expenses.
     As a percentage of total revenues, sales and marketing expenses increased to 39% from 28% over the same period.
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and, in fiscal 2006, stock-based compensation. General and administrative expenses increased approximately 21% to $7.1 million for the nine months ended June 30, 2006 from $5.9 million for the nine months ended June 30, 2005, reflecting primarily an increase of $0.5 million in legal and accounting expenses largely due to increased regulatory compliance costs, an increase of 5%, or one employee, in the number of administrative personnel and the inclusion in the more recent period of $0.7 million in non-cash stock-based compensation expenses. These increases were partially offset by a decrease of $0.3 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased to 21% from 12% over the same period.
     Interest income
     Interest income increased to $2.0 million in the nine months ended June 30, 2006 from $0.9 million in the nine months ended June 30, 2005 due to increases both in short-term interest rates and in the value of funds invested, and to interest on a tax refund received.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax benefit of $2.2 million, or 123% of our pre-tax loss, in the nine months ended June 30, 2006, compared with a tax provision of $2.1 million, or 16% of pre-tax income, in the nine months ended June 30, 2005. The benefit for the nine months ended June 30, 2006 was increased by adjustments of $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions. The provision for the nine months ended June 30, 2005 was reduced by a $0.3 million benefit from additional research and development tax benefits claimed with respect to prior periods. Our future tax rate may vary depending in part on the relative pre-tax contribution from our domestic and foreign operations.
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
     Cash provided by operating activities decreased to $6.3 million in the nine months ended June 30, 2006 from $13.1 million in the nine months ended June 30, 2005. Over the same period, the net income component of cash flows from operating activities decreased to $0.4 million from $11.6 million, and the contribution from adjustments for non-cash charges decreased to $0.6 million from $2.2 million. These non-cash charges include charges for additional depreciation and amortization related to our acquisition of NDB and, in fiscal 2006, stock-based compensation expense. The additional acquisition-related non-cash depreciation charges ended in fiscal 2005 and the majority of the acquisition-related non-cash amortization charges will end in fiscal 2009. Changes in non-cash working capital components increased cash flow from operations by $5.2 million in the nine months ended June 30, 2006 and decreased cash flow from operations by $0.7 million in the nine months ended June 30, 2005.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 70 days for the quarter ended June 30, 2006 from 89 days for the quarter ended June 30, 2005 due primarily to an improvement in intra-quarter invoicing linearity that resulted from proportionately less purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment increased to $0.9 million in the nine months ended June 30, 2006 from $0.7 million in the nine months ended June 30, 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments used net cash of $1.4 million in the nine months ended June 30, 2006 and $7.2 million in the nine months ended June 30, 2005.
     Financing activities used cash of $0.3 million in the nine months ended June 30, 2006 as the $0.9 million used to repurchase common stock exceeded the $0.6 million received from the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities provided cash of $2.1 million in the nine months ended June 30, 2005 from the exercise of stock options and the sale of shares under our employee stock purchase plan. As of June 30, 2006, we had working capital of $74.2 million, cash and cash equivalents of $28.5 million and short-term investments of $45.4 million. As of June 30, 2006, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$3.4	$1.3	$1.8	$0.3	—
Unconditional purchase obligations	$0.2	$0.2	—	—	—

Total contractual cash obligations	$3.6	$1.5	$1.8	$0.3	—

     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available if needed or that, if available, such financing will be obtainable on terms favorable to us or to our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.*
Recent Accounting Pronouncements
     See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated inter-company receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated receivables. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At June 30, 2006, we had no outstanding forward exchange contracts or options.
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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of June 30, 2006, short-term investments consisted of available-for-sale securities of $45.4 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline in the fair value of the portfolio would not be material to our financial position.
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
Part II. Other Information
Item 1. Legal Proceedings
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV (“Tucana”), a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (NDB) from in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros ($15,921,420 as of June 30, 2006) plus interest and legal costs. A trial date on the matter had originally been scheduled for January 16, 2004 but Tucana did not appear. On March 14, 2005, Tucana filed a further brief with the Belgian court. The case was heard April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action that had been instituted in October 2002 against the Company and its Irish subsidiary by Tucana. The basis for the dismissal was lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment made by the Antwerp Commercial Court in Antwerp, Belgium on May 5, 2006. The Company believes that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so in the appeal. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available.
Item 1A. Risk Factors
     We have listed below various risks and uncertainties relating to our business. In addition to the risk factors identified in our most recent Annual Report on Form 10-K, this list includes a risk factor that was not included in the Form 10-K relating to environmental compliance and an expansion of the risk factor related to continued

growth of the telecommunications industry. This list is not inclusive of all the risks and uncertainties we face, but any of these factors could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.
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
     Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We may need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. For example, in the nine months ended June 30, 2006, our revenues were negatively impacted by product development delays resulting from the length of time and level of resources that had been required to complete our common hardware platform.
Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the nine months ended June 30, 2006, our top five customers represented approximately 35% of total revenues. In our fiscal year ended September 30, 2005, our top five customers represented approximately 52% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.
     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In the nine months ended June 30, 2006, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues at least into our next fiscal year. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are not widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.
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
     In the nine months ended June 30, 2006 and the fiscal year ended September 30, 2005, we derived 72% and 75% of our revenues, respectively, from customers outside of the United States, and we maintain operations in ten other countries. International sales and operations are subject to inherent risks, including:
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
     A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. A decrease in the value of the Japanese yen against the dollar contributed to some degree to the revenue decrease we experienced in Japan in the first nine months of fiscal 2006. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed. Although we currently use derivatives in an effort to mitigate the risk of exchange rate fluctuations with respect to receivables resulting from some intercompany sales, we may not continue to do so and our efforts may not be successful.

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
Our success depends on the continued growth of the telecommunications industry and increased use of our test solutions, and consolidation or lack of growth in this industry could harm our business.
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
     Our future success depends upon the increased utilization of our test solutions by network operators and telecommunications equipment manufacturers. Industry-wide network equipment and infrastructure development driving the demand for our products and services may be delayed or prevented by a variety of factors, including cost, consolidation among telecommunications equipment manufacturers, regulatory obstacles or the lack of or reduction in consumer demand for advanced telecommunications products and services. Telecommunications equipment manufacturers and network operators may not develop new technology or enhance current technology. Further, any such new technology or enhancements may not lead to greater demand for our products or services.
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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have generally not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In December 2005 we brought suit against a competitor for alleged misappropriation of confidential and trade secret information, as described under “Item 1. Financial Statements” in Note 12 - Contingencies in part I of this report. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
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
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of June 30, 2006, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,984,102 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,363,738 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock. On August 1, 2006, Nancy H. Karp has terminated the Rule 10b5-1 trading plan to sell shares she owns from time to time that she had entered into on August 1, 2005. No shares were sold under that plan.
Our principal stockholder could prevent or delay a change in control.
     As of June 30, 2006, Dr. Karp beneficially owned 2,984,102 shares or approximately 20% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Information Required by Item 703 of Regulation S-K.

Repurchase of Common Stock
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	per Share	or Programs	or Programs
April 1, 2006 — April 30, 2006	—	—	—	—
May 1, 2006 — May 31, 2006	—	—	—	—
June 1, 2006 — June 30, 2006	98,700	$ 9.39	98,700	1,643,900

Total for the Quarter	98,700	$ 9.39	98,700	1,643,900
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. During the third quarter of fiscal 2006, the Company repurchased 98,700 shares at a cost of approximately $0.9 million. As of June 30, 2006, approximately 1.6 million shares remained available under the repurchase authorization. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.
Item 6. Exhibits.
Exhibit Number	Description of Exhibit

10.1	Executive Officer Fiscal Year 2006 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2006.

10.2	1998 Stock Plan (as amended through January 24, 2006) — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 30, 2006.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: August 9, 2006	By: /s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit
Number	Description of Exhibit
10.1	Executive Officer Fiscal Year 2006 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2006.

10.2	1998 Stock Plan (as amended through January 24, 2006) — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 30, 2006.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.