Form 10-K
period 2006-09-30
CATAPULT COMMUNICATIONS CORP
filed 2006-12-29
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

Registrant’s telephone number, including area code:
(650) 960-1025

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant’s common stock on March 31, 2006 of $13.30 per share) was approximately $138,740,000. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 8, 2006, 14,022,140 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on January 30, 2007.

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

The Company

Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our DCT2000® (“DCT”) and MGTS® products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services by performing a variety of test functions, including:

•	design and feature verification;

•	conformance testing;

•	interoperability testing;

•	load and stress testing; and

•	monitoring and analysis.

We market our products through our direct sales force with offices in the United States, Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan and China. In other markets, we use distributors or sales agents. Our end customers include industry leaders such as Alcatel, Cingular Wireless, Fujitsu Limited, LM Ericsson, Lucent Technologies, Inc., Motorola, Inc., NEC Corporation, Nippon Telephone and Telegraph, Nokia Corporation, Nortel Networks Limited, NTT DoCoMo, Inc., Siemens AG and Vodafone Group Plc.

Catapult was incorporated in California in October 1985, reincorporated in Nevada in 1998, and has operations in the United States, Canada, Ireland, the United Kingdom, Germany, France, Finland, Sweden, Japan, China, Australia and India. We completed our initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002.

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

Our DCT and MGTS Products

We offer a single line of Linux software-based telecommunications test products operating on a common hardware platform range. This product line consists of the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired with NDB in 2002. In addition, we will continue to offer previous Sun Microsystems Solaristm-based generations of our products until their announced end of life.

Our products are used to perform a variety of test functions, including design and feature verification, conformance testing, interoperability testing, load and stress testing, and monitoring and analysis. We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:

•	WiMAX;

•	IP Multimedia Subsystem (IMS);

•	Third and Fourth Generation Cellular (3G and 4G), including UMTS and cdma2000;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).

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

Feature Verification.  Our systems are used to perform feature verification by simulating one or more network devices and testing a wide variety of possible scenarios to establish that the device under test handles all features specified by the protocol. The user is able to initiate multiple simultaneous calls across one or many links, create correct call scenarios, send messages out of sequence to verify error response mechanisms and verify a voice or data path.

Conformance Testing.  Our systems are used to verify that network devices conform to industry standards. Because industry standards for protocols are constantly changing, we regularly develop new protocol test modules and update existing protocol test modules so that customers can validate the implementation of new features and the functionality of existing features against those standards.

Interoperability Testing.  Our systems are used to simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, our products assist engineers with the cost-effective development of equipment that will be compatible with the networks within which they will be deployed. This helps ensure that network equipment will interoperate reliably, thereby reducing costly failures after installation.

Load and Stress Testing.  Our systems are used to verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gracefully, rather than fail completely, when stressed beyond its specifications. The scalable architectures of the systems combined with the recently introduced m500 hardware platform described below significantly improve our ability to address our customers’ growing need to generate and maintain high traffic volumes for load testing.

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

DCT and MGTS Software

Our products employ proprietary test software, specialized programming languages and tools, graphical user interfaces and extensive libraries of proprietary test modules for a large number of protocols and variants. This enables the systems to be configured for many different applications. Test modules are developed in accordance with telecom industry standard specifications and may include protocol encoders and decoders, state machines, validation tests and conformance test suites. The current generation of software runs under the Linuxtm operating system; previous generations ran under Sun Microsystems Solaristm UNIXtm.

Our systems include a number of productivity tools. Using the DCT, customers may choose to program their tests by using our graphical user interface, CATTgen, or by writing their own code using our Digital Communication Programming Language (“DCPL”). DCPL is a fully featured, optimized communications language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. Using the MGTS system, customers may implement their tests using our Protocol Adaptable State Machine (“PASM”). PASM allows the user to construct custom tests in a graphical environment. Our products also provide “Quick Start” applications to aid in training new users and provide a starting point for developing new test applications.

Hardware Products

Our products employ modular hardware architectures that support a wide variety of proprietary physical interfaces connecting the systems to devices under test.

In September 2004, we introduced a range of five hardware common platforms that allow our test system products to address a broad range of telecom test environments and applications. Unlike the previous generation of separate hardware platforms for the two products, these Linux-based common platforms support both the DCT and MGTS systems and do not require a Sun workstation. These platforms meet an increasing demand for transportable, desktop and rack-mount form factors that provide greater price and performance scalability. The platforms support our PowerPCI® or CompactPCI (“cPCI”) type network interface and/or co-processor cards: the transportable and desktop platforms support up to four PowerPCI cards; small and medium rack-mount platforms support up to two and up to nine PowerPCI cards, respectively; and the high-capacity rack-mount mesh backplane m500 platform supports up to 18 more powerful Catapult cPCI cards.

Customers

Catapult’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.

Revenues from our top five customers represented approximately 50%, 52% and 55% of total revenues in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, sales to Siemens and Motorola accounted for approximately 19% and 11% of total revenues, respectively. In fiscal 2005, sales to Ericsson, Motorola, and Siemens accounted for approximately 14%, 11% and 11% of total revenues, respectively. In fiscal 2004, sales to Nortel, NTT DoCoMo, Ericsson and NEC accounted for approximately 13%, 12%, 12% and 11% of total revenues, respectively. Separate engineering groups of the same customer at different locations often make independent decisions to purchase our products. For example, several divisions of one major customer have independently installed DCT systems at multiple locations in the United States as well as in Ireland, the United Kingdom, Israel, India and China.

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

Sales and Marketing

We market our products and services primarily through our direct sales force, most of whom have technical degrees. As of September 30, 2006, our direct sales force consisted of 23 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. Our sales and marketing staff is located in North America, Europe, Japan and China. In addition, we sell our products through distributors or sales agents in Europe, the Middle East, Africa, Australia and Korea. In the year ended September 30, 2006, approximately 12% of our sales involved distributors or sales agents.

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

A customer’s decision to purchase our products typically involves a significant technical evaluation and may also involve internal procedural delays associated with large capital expenditure approvals. For these and other reasons, the sales cycle associated with our products is typically lengthy and subject to a number of significant risks over which we have little or no control. Historically, the period between initial customer contact and purchase of our products has ranged from two to nine months, with sales to new customers (including new divisions within existing customers) at the upper end of this range. Because of the lengthy sales cycle and the relatively small number and large size of customers’ orders, if revenues forecasted from a specific customer for a particular quarter are not realized in that quarter, our operating results for that quarter could be materially adversely affected.

International Sales

International sales outside the United States constituted approximately 75%, 75% and 76% of our total revenues in fiscal 2006, 2005 and 2004, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. We sell our products worldwide through our direct sales force and distribution and sales agency channels. Our direct sales staff outside the United States is located in offices in Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan and China, and we plan to open new offices internationally from time to time.

Information with respect to our revenues and identifiable long-lived assets by principal geographic area of operations is set forth in Note 12 of the Notes to Consolidated Financial Statements of this report.

Product Support

Due to the complexity of our customers’ testing needs, we offer our customers support and training using our highly skilled technical personnel. As of September 30, 2006, we had 64 applications engineers worldwide who provide full-time technical assistance and development support to our customers. We provide training, generally at the customer’s site, and ongoing technical assistance from all of our offices. Support is generally offered during normal business hours applicable to each office. We also offer product warranties for various lengths of time ranging from three to twelve months, depending on the product and the country of purchase or operation.

We provide periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with our earlier software releases, enabling our products to continue to be used as customer needs and applications evolve.

Product Development

Our development efforts are directed at improving the capability, performance and ease of use of our test system products as well as developing new products. We intend to continue to devote a large portion of our engineering resources to the enhancement of our suite of software protocol test and analysis modules in order to meet current and projected customer requirements. We also intend to continue to develop and enhance our proprietary internal tools and techniques for supporting new protocols in the systems. We have also begun to devote a small portion of our research and development resources to the identification and development of new product opportunities.

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

Our research and product development expenses were approximately $13.7 million, $12.4 million and $11.7 million in fiscal 2006, 2005 and 2004, respectively. Our policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred. As of September 30, 2006, 76 engineers were engaged in or provided support to research and development.

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

We believe our principal competitors are Artiza Networks, JDS Uniphase Corporation (“JDSU”), Agilent Technologies, Inc., Spirent plc, NetHawk Oyj, Radcom Ltd. and Tektronix, Inc. Many of our existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than we have. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we may be able to.

We also compete with the internal test system groups of our customers and potential customers, most notably at NEC Corporation. Many other existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems that we offer.

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

Intellectual Property

We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. We generally enter into nondisclosure and invention assignment agreements with our employees and consultants, and into nondisclosure agreements with our customers and suppliers. To date, we have not sought patent protection for our proprietary technology. We believe that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of our employees, the nature and frequency of product enhancement and the quality of our support services. However, there can be no assurance that patent protection will not become a more significant factor in our industry in the future. Likewise, there can be no assurance that the measures we undertake will be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of our trademarks and copyrights would not have a material adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

In connection with our acquisition of NDB in 2002, Catapult and Tekelec entered into license agreements with respect to certain technology and intellectual property that were used by Tekelec in NDB’s business but were not transferred outright to us. Under these agreements, Tekelec granted to us and to our Irish subsidiary perpetual, royalty-free, worldwide (except as to the United States for the subsidiary) licenses to exploit the subject technology and intellectual property. These licenses are exclusive to us and our subsidiary for eight years from the date of the acquisition for products used in protocol analysis or simulating, diagnosing, analyzing or testing communications networks, or which are otherwise similar to the MGTS products, excluding products similar to Tekelec’s Sentinel product (the “Catapult Field”). However, during the first five years, we and our subsidiary may not use the licensed technology and intellectual property for products for signaling or network infrastructure, packet telephony networks, network maintenance, surveillance and revenue assurance, and planning, management and call routing and control tools for contact center environments, including products similar to Tekelec’s Sentinel product (the “Tekelec Field”). We also granted back to Tekelec a perpetual royalty-free, worldwide license to the technology and intellectual property that was transferred outright by Tekelec to us. This license is exclusive to Tekelec for five years within the Tekelec Field, and Tekelec may not use the licensed technology and intellectual property within the Catapult Field for eight years.

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

Employees

As of September 30, 2006, we employed 220 full-time employees, including 76 in research and development, 23 in application engineering customer support, 81 in sales and sales support, 10 in marketing, 19 in administration and 11 in manufacturing. Of these employees, 137 were employed in North America, where our head office and NDB office are both located, 36 in the United Kingdom and Europe, 18 in Australia, 16 in Japan, 12 in China and 1 in India. We are not subject to any collective bargaining agreement and have not experienced any work stoppages. We believe that our relations with our employees are good.

Our Executive Officers

The following table sets forth certain information, including ages as of November 30, 2006, with respect to our executive officers:

Name	Age	Positions

Richard A. Karp	62	Chief Executive Officer and Chairman of the Board
David Mayfield	57	President and Chief Operating Officer
Glenn Stewart	56	Vice President and Chief Technology Officer
Chris Stephenson	55	Vice President, Chief Financial Officer and Secretary
Sean Kelly	55	Vice President, Sales
Adam Fowler	44	Vice President, Product Management
Guy R. Simpson	49	Vice President, Applications Engineering
Barbara J. Fairhurst	58	Vice President, Operations
Terry Eastham	59	Vice President, Marketing
Kathy T. Omaye-Sosnow	51	Vice President, Human Resources
Kalyan Sundhar	37	Vice President, Engineering

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

Mr. David Mayfield joined Catapult in May 2000 as our President and Chief Operating Officer. Prior to joining Catapult, Mr. Mayfield served as interim General Manager at Scitex Digital Video, a manufacturer of non-linear digital video editing systems. Prior to 1998, Mr. Mayfield was Executive Vice President and General Manager of the Philips DVS organization in Salt Lake City, UT, a manufacturer of digital video systems. Mr. Mayfield holds a B.S. in Electrical Engineering from California Polytechnic State University and has completed selected courses towards a M.S.E.E. at the University of Santa Clara.

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

Mr. Adam Fowler joined Catapult in August 2002 in connection with our acquisition of NDB and was promoted to the position of Vice President of Advanced Development in January 2003. In December 2005, he assumed the position of Vice President, Product Management. From 1998 to 2002, Mr. Fowler held progressively more senior development management positions with Tekelec, lastly that of Assistant Vice President of Engineering with responsibility for the MGTS product line. Prior to 1998, he was employed by Nortel, Inc. for 14 years, where his last position was Senior Manager, Product Development and Verification. Mr. Fowler holds a B.S.E in Electrical Engineering from Duke University.

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

Mr. Kalyan Sundhar joined Catapult in connection with our acquisition of NDB and was promoted to the position of Vice President of Engineering in November 2006. From 1999 to 2002, Mr. Sundhar held senior engineering management positions with Tekelec. Prior to joining Tekelec, he was responsible for developing software for various switching and wireless products for Nortel. Mr. Sundhar holds a B.E. in Computer Science & Engineering from Madras University, India and an M.S in Computer Science from Clemson University.

GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode (ATM)	A cell-based network technology protocol that supports simultaneous transmission of data, voice and video typically at T-1 or higher speeds.

cdma2000	A third generation digital high-speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to CDMA.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

General Packet Radio Service (GPRS)	A packet-based digital intermediate speed wireless technology based on GSM.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

IP Multimedia Subsystem (IMS)	An internationally recognized standard defining a generic architecture for offering Voice over IP and multimedia services to multiple access technologies.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

Variant	A specific implementation of a protocol, typically unique to a company, region or manufacturer.

Universal Mobile Telecommunications System (UMTS)	A third generation digital high speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to GSM and GPRS.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the Internet.

WiMAX	A standards-based technology enabling the delivery of last-mile wireless broadband access as an alternative to cable and DSL.

Item 1A.	Risk Factors

Factors That May Affect Future Results

The known risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations.

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

We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:

•	the variable size and timing of individual purchases by our customers, including delays in customer purchasing decisions or orders due to customer consolidation;

•	the absence of long-term customer purchase contracts;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	asset impairment, valuation allowance and restructuring charges;

•	changes in our tax rate;

•	adverse results from current or future litigation;

•	changes in the mix of products sold; and

•	changes in the regulatory environment.

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

Most of our costs, including personnel and facilities costs, are relatively fixed at levels based on anticipated revenue. As a result, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in our quarterly operating results and can result in losses. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.

Due to the factors described above, as well as other unanticipated factors, it is possible that in a particular quarter our results of operations could fail to meet the expectations of public market analysts or investors. If this occurs, the price of our common stock may fall.

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

Our test systems currently operate only on the Linuxtm and Sun Microsystems’s Solaristm operating systems. Our current and prospective customers may request other operating systems, such as Windows XPtm, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could result in a reduction in customer orders and thereby adversely affect our revenues, cash flows and results of operation.

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

Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We will need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. For example, in fiscal 2006, our revenues were negatively impacted by product development delays resulting from the length of time and level of resources that were required to complete our common hardware platform that supports both our DCT and MGTS products.

Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.

Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2006, our top five customers represented approximately 50% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or industry consolidation, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.

Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In fiscal 2006, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues in fiscal 2007. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are less widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.

We face foreign business, political and economic risks because a significant portion of our sales is to customers outside the United States.

In fiscal 2006, we derived 75% of our revenues from customers outside of the United States, and we maintain operations in eleven other countries. International sales and operations are subject to inherent risks, including:

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

A significant portion of our sales, including all our sales in Japan, is denominated in local currencies. Fluctuations in foreign currency exchange rates may contribute to fluctuations in our operating results. For example, changes in foreign currency exchange rates could adversely affect the revenues, net income, earnings per share and cash flow of our operations in affected markets. A decrease in the value of the Japanese yen against the dollar contributed to some degree to the revenue decrease we experienced in Japan in fiscal 2006. Similarly, such fluctuations may cause us to raise prices, which could affect demand for our products and services. In addition, if exchange or price controls or other restrictions are imposed in countries in which we do business, our business, financial condition and operating results could be seriously harmed.

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

Our future success depends upon the increased utilization of our test solutions by network operators and telecommunications equipment manufacturers. Industry-wide network equipment and infrastructure development driving the demand for our products and services may be delayed or prevented by a variety of factors, including cost, industry consolidation, regulatory obstacles or the lack of or a reduction in consumer demand for advanced telecommunications products and services. Telecommunications equipment manufacturers and network operators may not develop new technology or enhance current technology. Further, any such new technology or enhancements may not lead to greater demand for our products or services.

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

As part of our business strategy, we acquired Tekelec’s Network Diagnostics Business in 2002, and we may make further acquisitions of, or significant investments in, companies, products or technologies that we believe are complementary. Any such transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

•	difficulties associated with assimilating the personnel and operations of acquired companies;

•	potential disruption of our ongoing business;

•	distraction of management and other resources;

•	integration of personnel and technology of an acquired company;

•	difficulties in evaluating the technology of a potential target;

•	inability to motivate and retain new personnel;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of goodwill or other long-lived assets acquired due to a failure to generate the levels of cash flow anticipated at the acquisition date; and

•	impairment of relationships with employees and clients as a result of the integration of new management personnel.

We have limited experience in assimilating acquired companies or product lines into our operations. In the fiscal year ended September 30, 2006, we recorded an impairment charge against long-lived assets acquired with NDB. We may not be successful in overcoming these risks or any other problems encountered in connection with any such future acquisitions. Furthermore, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could seriously harm our business, financial condition and operating results or decrease the value of our common stock.

The inability to successfully defend claims from taxing authorities could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those tax jurisdictions. Due to the complexity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our operating results and financial position.

We are a defendant in a lawsuit with a distributor in Belgium, and an adverse result in this matter could require us to pay significant damages.

In October 2002 Tucana Telecom NV, a Belgian company, sued us and one of our subsidiaries in the Antwerp Commercial Court, Antwerp, Belgium. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business in August 2002. The writ alleges that we improperly terminated an exclusive distribution agreement with Tucana following the acquisition and seeks damages of 12,461,000 euros ($15,809,271 as of September 30, 2006) plus interest and legal costs. The case was heard April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action on the basis of lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment. A hearing has been scheduled for October 1, 2007. We have defended the action vigorously and will continue to do so in the appeal. In the event that the Belgian court of appeal should rule in Tucana’s favor on the jurisdictional issue and should then find that we improperly terminated the distribution agreement with Tucana, we could be assessed significant damages. In the event of a judgment against us, we may be able to seek indemnification from Tekelec for damages in this matter under the terms of our acquisition agreement with Tekelec, but there is no assurance that such indemnification would be available.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims and we have not experienced any product liability claims to date. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions, particularly since we sell a majority of our products internationally. Our sale and support of products may thus entail the risk of such claims. A successful product liability claim brought against us could have a material adverse effect upon our business, financial condition and results of operations. If we fail to maintain adequate product liability insurance and if we were to lose a large uninsured claim, then such a loss could significantly harm our business, financial condition and operating results.

Our success is dependent on our ability to protect our intellectual property, and our failure to protect our intellectual property could have a significant adverse impact on our business.

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In December 2005 we brought suit against a competitor for alleged misappropriation of confidential and trade secret information, as described under “Item 3. Legal Proceedings” of this report. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

We could become subject to litigation regarding intellectual property, which could divert management attention, be costly to defend and prevent us from using or selling the challenged technology.

The telecommunications industry is characterized by a relatively high level of litigation based on allegations of infringement of proprietary rights. To date we have not been subject to claims of infringement or misappropriation of intellectual property by third parties. In the future, third parties may assert infringement claims against us. In addition, an assertion of infringement may result in litigation in which we may not prevail. Furthermore, any such claims, with or without merit, could result in substantial cost to us and diversion of our management. In addition, infringement claims may require us to develop new technology or require us to enter into royalty or licensing arrangements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us. Because we do not rely on patents to protect our technology, we will not be able to offer a license for patented technology in connection with any settlement of patent infringement lawsuits. If a claim of infringement or misappropriation against us were successful and we fail or are unable to develop non-infringing technology or license any infringed, misappropriated or similar technology at a reasonable cost, our business, financial condition and results of operations would be adversely affected. In addition, we indemnify our customers against claimed infringement of patents, trademarks, copyrights and other proprietary rights of third parties. Any requirement for us to indemnify a customer may significantly harm our business, financial condition and operating results.

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

Currently, a significant portion of our revenues comes from international sales. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The EU has published Directives on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the EU market after August 13, 2005 (the “effective date”). The WEEE Directive also makes commercial end users of electronic equipment financially responsible for the collection and management of equipment placed on the market before the effective date. The WEEE Directive also requires labeling products placed on the EU market after the effective date. As a result of these obligations, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we were required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. As stated in Item 9A of Part II, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K. If we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.

Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of November 30, 2006, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,990,352 shares and Nancy H. Karp, one of our directors, beneficially owned 1,365,978 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.

Our principal stockholders could prevent or delay a change in control.

As of November 30, 2006, Dr. Karp beneficially owned 2,990,352 shares or approximately 20% of our common stock outstanding and Nancy H. Karp, one of our directors, beneficially owned 1,365,978 shares or approximately 9% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Our executive offices, product development and primary support and production operations are located in Mountain View, California, where we occupy approximately 39,000 square feet pursuant to leases that expire in 2010. The annual rent for the property is approximately $448,000. In addition we lease approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2008. The annual rent for the property is approximately $284,000. We believe that these facilities will be adequate for our planned purposes.*

We also lease a total of approximately 31,000 square feet of professional services office space in the following locations: Schaumburg, Illinois; Dallas, Texas; Fairfax, Virginia; Ottawa, Canada; Chippenham, England; Gilching, Germany; Antony Cedex, France; Helsinki, Finland; Sollentuna, Sweden; Tokyo, Japan; Yokosuka Research Park, Japan; Melbourne, Australia; Shanghai, China, Beijing, China and Bangalore, India.

Item 3.	Legal Proceedings

A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV, a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which NDB was acquired in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 euros ($15,809,271 as of September 30, 2006) plus interest and legal costs. The case was heard April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action on the basis of lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment. A hearing has been scheduled for October 1, 2007. We believe that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter*. We have defended the action vigorously and will continue to do so in the appeal. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, but there is no assurance that such indemnification would be available.

On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly-owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions, and we have sought monetary damages and injunctive relief. The lawsuit is in its preliminary stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2006		2005
	High	Low	High	Low

First fiscal quarter	$18.34	$14.79	$29.59	$18.66
Second fiscal quarter	$15.42	$11.79	$25.20	$18.18
Third fiscal quarter	$13.45	$8.85	$21.65	$13.91
Fourth fiscal quarter	$12.15	$8.36	$20.00	$15.40

We had approximately 47 stockholders of record as of December 8, 2006. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

The following table sets forth information regarding repurchases of our common stock during the quarter ended September 30, 2006:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares That May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	per Share(1)	Plans or Programs	or Programs

July 1, 2006 — July 31, 2006	—	—	—	1,643,900
August 1, 2006 — August 31, 2006	183,551	$8.90	183,551	1,460,349
September 1, 2006 — September 30, 2006	106,700	$9.63	106,700	1,353,649

Total for the Quarter	290,251	$9.17	290,251	1,353,649

(1)	Average price paid per share includes brokerage commission

All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. During the fourth quarter of fiscal 2006, the Company repurchased 290,251 shares at a cost of approximately $2.7 million. As of September 30, 2006, approximately 1.4 million shares remained available for repurchase under the authorization. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.

Item 6.	Selected Financial Data

The following selected financial data is derived from audited financial statements to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Products	$32,372	$50,441	$45,703	$35,344	$33,988
Services	15,012	14,507	12,315	9,880	6,051

Total revenues	47,384	64,948	58,018	45,224	40,039

Cost of revenues:
Products	5,513	5,766	5,192	5,652	2,700
Services	3,811	3,434	3,570	2,825	1,172
Amortization and impairment of purchased technology	2,543	686	686	686	57

Total cost of revenues	11,867	9,886	9,448	9,163	3,929

Gross profit	35,517	55,062	48,570	36,061	36,110

Operating expenses:
Research and development	13,652	12,445	11,740	13,519	7,520
Sales and marketing	17,341	18,401	17,075	14,506	10,714
General and administrative	10,647	9,008	6,885	6,679	4,899
Restructuring costs	359	—	—	730	—
Purchased in-process research and development	—	—	—	—	1,400

Total operating expenses	41,999	39,854	35,700	35,434	24,533

Operating income (loss)	(6,482)	15,208	12,870	627	11,577
Interest income	2,817	1,364	801	786	1,456
Interest expense	—	—	(321)	(350)	(29)
Other income (expense), net	(11)	(148)	148	1,216	(219)

Income (loss) from continuing operations before income taxes	(3,676)	16,424	13,498	2,279	12,785
Provision for (benefit from) income taxes	6,990	2,276	(413)	(2,086)	3,580

Income (loss) from continuing operations	(10,666)	14,148	13,911	4,365	9,205
Loss from discontinued operations, adjusted for applicable benefit for income taxes of $46(1)	—	—	—	—	(56)

Net income (loss)	$(10,666)	$14,148	$13,911	$4,365	$9,149

Net income (loss) per share — basic
Income (loss) from continuing operations	$(0.72)	$0.96	$1.06	$0.34	$0.71

Net income (loss) per share — basic	$(0.72)	$0.96	$1.06	$0.34	$0.70

Net income (loss) per share — diluted
Income (loss) from continuing operations	$(0.72)	$0.94	$0.95	$0.33	$0.69

Net income (loss) per share — diluted	$(0.72)	$0.94	$0.95	$0.33	$0.69

Shares used in per share calculation:
Basic	14,736	14,677	13,100	12,948	13,039

Diluted	14,736	15,019	14,556	13,113	13,313

	September 30,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$70,134	$68,807	$52,670	$30,671	$35,365
Working capital	72,696	73,887	55,347	16,629	28,852
Total assets	136,807	147,760	128,271	107,089	117,850
Convertible notes payable	—	—	—	17,674	18,081
Total stockholders’ equity	$121,732	$132,523	$115,765	$76,621	$72,965

(1)	Effective September 30, 2002, we discontinued the distribution and consulting businesses engaged in by Tekelec Limited in Japan. The results of operations and the assets and liabilities of the discontinued operations were segregated in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our revenues are derived from product sales, which include both licenses of our test system software and sales of our test system hardware, and from services, which include customer support under hardware and software support contracts as well as training. Prices for our test systems vary widely depending upon overall system configuration, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Product sales are recognized upon shipment, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the resulting receivable is probable and fair value exists for any undelivered elements of the arrangement.

We offer product warranties for various lengths of time, depending on the product and the country of purchase or operation. Customers may elect to purchase a software support contract that includes both ongoing technical support and any new software releases on a when-and-if-available basis during the term of the contract. Revenues from software support contracts are recognized ratably over the contract period, which is generally one year. New customers often purchase on-site training, which is charged based on the number of days provided and recognized when delivered.

Conditions and Trends in Our Industry

In our fiscal year ended September 30, 2006, we experienced lower revenues due to increased competition from customers’ own test equipment offerings in the Japanese market, our own product development delays, and weaker overall demand in the market for software-based telecommunications test systems. These factors, which are discussed in more detail in the following section, resulted in reduced purchasing of our products and services by our customers in North America, Europe and Japan. In other markets (referred to by us as “Rest of World”), we continued to see revenue growth. The 33% growth in Rest of World revenues in comparison with the previous fiscal year reflected additional business from domestic telecommunications manufacturer customers in China and Korea, and increased research and development activity in China by some of our multinational customers.

Summary of Our Financial Performance in Fiscal 2006 compared to Fiscal 2005

Our operating financial performance in the fiscal year ended September 30, 2006 deteriorated in comparison with our performance in the previous fiscal year: our revenues decreased by 27% to $47.4 million and our operating income (loss) decreased from income of $15.2 million to a loss of $6.5 million.

Four major factors contributed to this deterioration in financial performance:

•	In Japan, revenues decreased by 48% or $8.9 million from fiscal 2005, primarily due to reduced orders as a result of competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues in fiscal 2007. Revenues in Japan were also impacted by an 8% decrease in the average value of the yen, in which all our revenues in Japan are denominated.

•	In regions outside Japan, our revenues were adversely affected by our internal product development delays. Although only $0.4 million in orders requiring additional product development on which no revenue could be recognized remained at fiscal year end, other customer orders that we would have expected to receive during the year in the absence of product development delays were themselves delayed or issued to other vendors.

•	We saw a decrease of ten percentage points in overall gross profit margin due to four factors:

1.	a $1.9 million non-cash impairment charge recorded against intangible purchased technology assets in the fourth fiscal quarter;

2.	a $0.4 million non-cash increase in the fourth fiscal quarter in our provision for the accelerated obsolescence of pre-common platform hardware components;

3.	the recognition of $0.3 million in pre-tax, non-cash, stock-based compensation expense under Statement of Financial Accounting Standard (“SFAS”) 123(R), Share-Based Payment, which we adopted at the beginning of the current fiscal year. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section below; and

4.	increased hardware component and manufacturing overhead costs as a percentage of sales.

•	Operating expenses increased by $2.1 million, as reductions in variable compensation expenses and costs to comply with the internal control requirements of the Sarbanes-Oxley Act were more than offset by four additional expenses:

1.	the recognition of $2.4 million in pre-tax, non-cash, stock-based compensation expense under SFAS 123(R);

2.	a $1.0 million non-cash impairment charge recorded in the fourth fiscal quarter against long-lived and intangible assets related to the acquisition of NDB in 2002;

3.	a $0.4 million restructuring charge for the costs of a reduction in force late in the fourth fiscal quarter; and

4.	a $0.4 million increase in contractor costs related to a research and development project that was substantially completed by fiscal year end.

Our net loss was further increased by a $7.0 million provision for income taxes, primarily due to an increase of $7.4 million in the non-cash valuation allowance against our U.S. deferred tax assets.

During fiscal 2006, our cash, cash equivalents and short-term investments increased by $1.3 million, of which $5.4 million was provided by operating activities, $3.0 million was used by financing activities, including the repurchase of common shares, and $1.2 million was used by capital expenditures.

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

Revenue Recognition

Sales of our product arrangements normally include hardware and software. We also offer professional training, consulting and maintenance services separately from our product arrangements. We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, as amended, as follows.

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

Subject to the foregoing considerations, we recognize revenue on product sales upon delivery. We recognize revenues allocated to training and other professional services at the time the services are completed. We recognize revenues allocated to maintenance ratably over the term of the maintenance contract during which the services are delivered.

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

Income Taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, any valuation allowance recorded against our deferred tax assets, and our accrued liability for uncertain tax positions.

At the end of each interim reporting period, we estimate an expected effective tax rate for the full fiscal year based on our most current forecast of pre-tax income in each of the jurisdictions in which we operate, permanent book and tax differences and global tax-planning strategies. We use this effective rate to provide for income taxes on a year-to-date basis, excluding the effect of discrete items or items that are reported net of their related tax effects. We recognize the tax effect of discrete items in the period in which they occur.

Deferred tax assets and liabilities included on our consolidated balance sheet arise from temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. We assess the likelihood that the value of our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance. If we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in our consolidated statement of operations. Based on our revised estimates concerning future pre-tax U.S. profitability that resulted from updates in the fourth quarter of fiscal 2006 to our forecasts of future revenues and cash flows, as of September 30, 2006 we recorded a full $7.4 million valuation allowance against all of our U.S. deferred tax assets. A $0.2 million partial valuation allowance had been recorded in fiscal 2005. If actual profitability exceeds our estimates or if we adjust these estimates in future periods, we may need to reduce our valuation allowances, which could materially improve our financial position and results of operations.

We operate in numerous tax jurisdictions and are subject to regular examinations by various U.S. federal, U.S. state, and foreign tax authorities. Our income tax filing positions in each of the jurisdictions in which we do business are supported by interpretations of the local income tax laws and rulings. Cross-jurisdictional transactions involving the transfer prices for products, services and intellectual property comprise our significant income tax exposures. Tax authorities are increasingly asserting interpretations of laws and facts to challenge cross-jurisdictional transactions. We regularly assess our position with regard to tax exposures, and we record liabilities for uncertain tax positions and related interest and penalties, if any, according to the principles of SFAS No. 5, Accounting for Contingencies, based on our estimate of the possibility that additional taxes will be due. Due to the uncertainty in estimating the final resolution of complex tax matters, actual amounts payable as finally determined by tax audits may differ from our estimates, and such differences could have a material effect on our financial position.

Additional information regarding income taxes is contained in Note 7 of the Notes to the Consolidated Financial Statements.

Foreign Exchange Risk and Derivative Financial Instruments

Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions. We use foreign currency forward exchange contracts, and we infrequently use currency options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency-denominated receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Gains or losses on forward contracts and options as well as the cost of the options are included in other income (expense), net. To the extent that our judgment in mitigating the risk of movements in foreign exchange rates is imperfect, we may incur foreign exchange losses that could affect our results of operations.

Allowance for Doubtful Accounts and Excess or Obsolete Inventory

When judging the adequacy of our allowance for doubtful accounts, we specifically analyze accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expenses recognized in any period may differ materially if we make different judgments. Our accounts receivable balance as of September 30, 2006 was $9.7 million, net of an allowance for doubtful accounts of less than $0.1 million.

Inventory is stated at the lower of cost (computed using standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly review inventory quantities on hand and write down excess or obsolete inventories to their estimated net realizable value. We make significant estimates and assumptions based on our judgment of inventory age, shipment history and our forecast of future demand. A significant decrease in market demand for our product could result in an increase in our reserve for excess inventory quantities on hand. In addition, our industry is subject to technological change that could result in an increase in the amount of our reserve for obsolete inventory quantities on hand. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. Our inventory balance as of September 30, 2006 was $3.5 million, net of excess or obsolete inventories of $2.2 million. The majority of the allowance for excess or obsolete inventory was acquired in our acquisition of NDB and written off as part of our acquisition accounting. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.

Goodwill and Long Lived Assets

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. We performed our most recent annual impairment test as of September 30, 2006 and determined that we have a single reporting unit. We did not record an impairment of goodwill during the fiscal years ended September 30, 2006, 2005 and 2004. In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting unit to determine its fair value. These estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values, market discount rates and tax rates. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. Goodwill was $49.4 million at September 30, 2006 and 2005.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable or that the useful life of a long-lived asset may be shortened. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. In the three months ended September 30, 2006, we initiated an impairment review because updated revenue and cash flow forecast information indicated that the carrying value of long-lived and intangible assets might not be recoverable. As a result, we determined that the carrying value of long-lived and intangible assets exceeded the associated projected cash flows and accordingly, we recorded an impairment charge in the amount of $2.9 million as of September 30, 2006. The impairment charge was recorded in our consolidated statement of operations as follows: approximately $1.9 million was charged to cost of sales, $0.9 million to general and administrative expense, and $45,000 to sales and marketing expense. During the years ended September 30, 2005 and 2004, we did not record any impairment charges on long-lived assets or intangible assets. In assessing potential impairment, we make significant estimates and assumptions regarding the useful lives of intangible assets and the discounted future cash flows that these assets are expected to generate to determine their fair value. If our estimates or the related assumptions change in the future, we may be required to record additional impairment charges on long-lived assets and intangible assets to further reduce the carrying value of these assets. Net intangible assets and long-lived assets were $2.1 million and $5.7 million at September 30, 2006 and 2005, respectively.

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

	Percentage of Total Revenues
	Year Ended September 30,
	2006	2005	2004

Revenues:
Products	68.3%	77.7%	78.8%
Services	31.7	22.3	21.2

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	11.6	8.9	8.9
Services	8.0	5.3	6.2
Amortization and impairment of purchased technology	5.4	1.0	1.2

Total cost of revenues	25.0	15.2	16.3

Gross profit	75.0	84.8	83.7

Operating expenses:
Research and development	28.8	19.2	20.2
Sales and marketing	36.6	28.3	29.4
General and administrative	22.5	13.9	11.9
Restructuring costs	0.8	—	—

Total operating expenses	88.7	61.4	61.5

Operating income (loss)	(13.7)	23.4	22.2
Interest income	5.9	2.1	1.4
Interest expense	—	—	(0.6)
Other income (expense), net	—	(0.2)	0.3

Income (loss) before income taxes	(7.8)	25.3	23.3
Provision for (benefit from) income taxes	14.7	3.5	(0.7)

Net income (loss)	(22.5)%	21.8%	24.0%

Gross profit margin on products	83.0%	88.6%	88.6%

Gross profit margin on services	74.6%	76.3%	71.0%

Gross profit margin on products and services excludes amortization of purchased technology.

Fiscal Years Ended September 30, 2006 and 2005

Revenues

Our revenues for fiscal 2006 decreased by 27% to $47.4 million from $64.9 million in fiscal 2005. Over the same period, product revenues decreased by 36% to $32.4 million from $50.4 million. The decrease in product revenues was attributable to decreased sales of our test systems for the reasons discussed above under the heading “Conditions and Trends in our Industry”. Services revenues increased approximately 3% to $15.0 million from $14.5 million primarily due to an increase in consulting revenue.

Our revenues by sales territory, based on origin of order taken, varied as follows in fiscal 2006 in comparison with fiscal 2005:

•	North American revenues decreased by 37% to $12.5 million from $19.8 million;

•	European revenues decreased by 19% to $16.0 million from $19.7 million;

•	Japanese revenues decreased by 48% to $9.6 million from $18.5 million; and

•	Rest of World revenues increased by 33% to $9.3 million from $7.0 million.

An 8% decrease in the average value of the Japanese yen, in which all our revenues in Japan are denominated, had the effect of decreasing our revenues by $0.8 million.

Information on revenues from major customers is provided in Note 1 of the Notes to Consolidated Financial Statements included with this Annual Report on Form 10-K.

Cost of Revenues

Cost of product revenues consists of the costs of purchased components, circuit board assembly by independent contractors, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 4% to $5.5 million in fiscal 2006 from $5.8 million in fiscal 2005. Gross margin on product revenues decreased to 83% from 89% due to a $0.4 million increase in our inventory reserve in the fourth fiscal quarter to provide for the accelerated obsolescence of pre-common platform hardware components, and the recognition of $0.1 million in pre-tax, non-cash, stock-based compensation expense under SFAS 123(R), Share-Based Payment, which we adopted at the beginning of the current fiscal year. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section above.

Cost of services revenues consists primarily of the costs of payroll, benefits and, in fiscal 2006, stock-based compensation for customer support, installation and training personnel, as well as the costs of materials and equipment. Cost of services revenues increased by approximately 11% to $3.8 million in fiscal 2006 from $3.4 million in fiscal 2005, due primarily to an increase of $0.1 million in demonstration and development equipment expenses and the inclusion of $0.2 million in non-cash stock option expenses in the more recent period. Gross margin on services revenues decreased to 75% from 76% as services revenues increased less than the cost of those revenues.

Amortization and impairment of purchased technology increased by $1.8 million to $2.5 million in fiscal 2006 from $0.7 million fiscal 2005 due to a $1.9 million impairment charge recognized in the fourth fiscal quarter.

Gross margins did not vary significantly by geographic region.

Research and Development

Research and development expenses consist primarily of salaries, benefits and, in fiscal 2006, stock-based compensation for engineers, as well as materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred.

Research and development expenses increased by approximately 10% to $13.7 million in fiscal 2006 from $12.4 million in fiscal 2005 due to the inclusion of $0.7 million in non-cash stock option expenses in the more recent period, an increase of 6%, or five employees, in the average number of employees engaged in research and development, and an increase of $0.4 million in contractor expenses. These factors were partially offset by a decrease of $0.6 million in depreciation expense, a decrease of $0.4 million in variable compensation due to below-target performance and an exchange rate driven decrease of $0.1 million due to average decreases of 2% in the Australian dollar and 3% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses increased to 29% in fiscal 2006 from 19% in fiscal 2005. We expect the absolute annual level of research and development expenses to decrease in fiscal 2007, primarily due to a reduction in headcount as a result of a reduction in force at the end of fiscal 2006.*

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses and, in fiscal 2006, stock-based compensation, as well as occupancy costs, travel and promotional expenses such as product brochure and trade show costs.

Sales and marketing expenses decreased by approximately 6% to $17.3 million in fiscal 2006 from $18.4 million in fiscal 2005. Two major factors contributed to this decrease:

•	a decrease of $2.0 million in variable compensation due to below-target order levels;

•	an exchange rate-driven decrease of $0.3 million due to average decreases of 8% in the Japanese yen, 3% in the British pound and 3% in the Euro against the dollar.

These factors were partially offset by an increase of 2%, or two employees, in the average number of employees engaged in sales and marketing, an increase of $0.4 million in distributor commission and the inclusion in the more recent period of $0.6 million in non-cash stock-based compensation expenses. As a percentage of total revenues, sales and marketing expenses increased to 37% from 28% over the same period. We expect the absolute annual level of sales and marketing expenses to increase in fiscal 2007, primarily as a result of an anticipated increase in variable compensation, partially offset by a reduction in headcount through attrition and reduction in force at the end of fiscal 2006.*

General and Administrative

General and administrative expenses salaries, benefits, bonuses and, in fiscal 2006, stock-based compensation, as well as third party costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization and impairment of certain acquired intangible assets,.

General and administrative expenses increased approximately 18% to $10.6 million in fiscal 2006 from $9.0 million in fiscal 2005, due to the inclusion of two items in the more recent period: $1.1 million in non-cash stock option expenses and a $0.9 million non-cash impairment charge against certain identifiable intangible assets related to the acquisition of NDB in 2002. These increases were partially offset by a decrease of $0.5 million in variable compensation due to below-target performance. As a percentage of total revenues, general and administrative expenses increased to 22% from 14% over the same period. We expect the absolute annual level of general and administrative expenses to decrease in fiscal 2007, primarily due to the expected absence of any impairment charge.*

Restructuring Costs

A $0.4 million restructuring charge was recorded in fiscal 2006 related to a reduction in force of 20 employees. No restructuring charge was recorded in fiscal 2005.

Interest Income

Interest income increased to $2.8 million in fiscal 2006 from $1.4 million in fiscal 2005 due to increases both in short-term interest rates and in cash, cash equivalent and short-term investment balances, and to interest on a tax refund received. Realized gains and losses on sale of securities are included in interest income.

Other Expense, Net

Other expense, net decreased to $0 in fiscal 2006 from $0.1 million in fiscal 2005 due to a corresponding reduction in foreign exchange losses.

Income Taxes

In fiscal 2006, we recorded a provision for income taxes of $7.0 million, primarily due to an increase of $7.4 million in the valuation allowance against our U.S. deferred tax assets. In fiscal 2005, we recorded a provision for income taxes of $2.3 million. The fiscal 2005 provision was net of $0.8 million in tax benefits related to several items, including additional research and development tax benefits resulting both from the retroactive reintroduction of the related tax credit program and from a claim for additional benefits filed as a result of the Internal Revenue Service audit completed at the beginning of the fiscal year. Our future tax rate will vary depending in part on the relative pre-tax income contribution from our domestic and foreign operations.*

Fiscal Years Ended September 30, 2005 and 2004

Revenues

Total revenues increased by 12% to $64.9 million in fiscal 2005 from $58.0 million in fiscal 2004. Product revenues increased by approximately 10% to $50.4 million in fiscal 2005 from $45.7 million in fiscal 2004, due to the continuing recovery in the global telecommunications market discussed above under the heading “Conditions and Trends in our Industry” and to a 2% increase in the value of the Japanese yen, in which all our revenues in Japan are denominated. Services revenues increased by approximately 18% to $14.5 million in fiscal 2005 from $12.3 million in fiscal 2004 due to the increase in the number of systems under maintenance.

By geographic region, North American revenues increased by approximately 14% to $19.8 million in fiscal 2005 from $17.4 million in fiscal 2004, European revenues increased by approximately 8% to $19.7 million in fiscal 2005 from $18.4 million in fiscal 2004, Japanese revenues decreased by approximately 6% to $18.5 million in fiscal 2005 from $19.6 million in fiscal 2004 and Rest of World revenues increased by approximately 160% to $7.0 million in fiscal 2005 from $2.7 million in fiscal 2004.

Cost of Revenues

Cost of product revenues excluding amortization of purchased technology increased by approximately 11% to $5.8 million in fiscal 2005 from $5.2 million in fiscal 2004. Gross margin on product revenues excluding amortization of purchased technology remained unchanged at 89% as higher hardware component costs were offset by a more favorable product mix and economies of scale in our manufacturing operation.

Cost of services revenues decreased by approximately 4% to $3.4 million in fiscal 2005 from $3.6 million in fiscal 2004 as the impact of an increase of 13%, or 3 employees, in the average number of customer support personnel was more than offset by two factors: a $0.2 million decrease in variable compensation as a result of less favorable performance against target, and the absence in the latter year of a one-time $0.3 million provision recorded in fiscal 2004 for the replacement of certain product under maintenance contract. Gross margin on services revenues increased to 76% in fiscal 2005 from 71% in fiscal 2004 as the cost of providing services revenues decreased for the reasons discussed above, while the associated revenues increased.

Amortization of purchased technology in fiscal 2005 remained unchanged from the $0.7 million expensed in fiscal 2004.

Cost of revenues expressed as a percentage of revenues did not vary significantly by geographic region from year to year.

Research and Development

Research and development expenses increased by approximately 6% to $12.4 million in fiscal 2005 from $11.7 million in fiscal 2004. This increase reflected primarily three factors: an increase of 7%, or 6 employees, in the average number of research and development personnel; an exchange rate driven increase of $0.1 million due to average increases of 5% in the Australian dollar and 3% in the British pound against the US dollar; and a partially offsetting decrease of $0.2 million in variable compensation as a result of less favorable performance against target. As a percentage of total revenues, research and development expenses decreased to 19% in fiscal 2005 from 20% in fiscal 2004.

Sales and Marketing

Sales and marketing expenses increased by approximately 8% to $18.4 million in fiscal 2005 from $17.1 million in fiscal 2004 primarily as a result of four factors: an increase of 10%, or 9 employees, in the number of sales and marketing personnel; an exchange rate driven increase of $0.2 million due to average increases of 3% in the British pound, 4% in the Euro and 2% in the Japanese yen against the US dollar; an increase of $0.2 million in recruiting costs; and a partially offsetting decrease of $0.6 million in variable compensation as a result of less favorable performance against target. As a percentage of total revenues, sales and marketing expenses decreased to 28% in fiscal 2005 from 29% of revenues in fiscal 2004.

General and Administrative

General and administrative expenses increased by approximately 31% to $9.0 million in fiscal 2005 from $6.9 million in fiscal 2004. This increase was due primarily to a $2.0 million increase in accounting costs due to increased Sarbanes-Oxley compliance and audit costs. As a percentage of total revenues, general and administrative expenses increased to 14% from 12% over the same period.

Interest Income

Interest income increased to $1.4 million fiscal 2005 from $0.8 million in fiscal 2004 due to higher prevailing rates of return and higher cash, cash equivalent and short-term investment balances. Realized gains and losses on sale of securities are included in interest income.

Interest Expense

No interest expense was recorded in fiscal 2005. Interest expense of $0.3 million was recorded in fiscal 2004 on the convertible notes payable that were converted into common stock in September 2004.

Other Income (Expense), Net

Other income (expense), net decreased to an expense of $0.1 million in fiscal 2005 from income of $0.1 million in fiscal 2004 as $0.2 million in foreign exchange losses were recorded in fiscal 2005 in comparison with foreign exchange gains of less than $0.1 million in fiscal 2004.

Income Taxes

We recorded a provision for income taxes of $2.3 million in fiscal 2005. This provision was net of $0.8 million in tax benefits related to several items, including additional research and development tax benefits resulting both from the retroactive reintroduction of the related tax credit program and from a claim for additional benefits filed as a result of the IRS audit completed at the beginning of the fiscal year. We recorded a benefit from income taxes of $0.4 million in fiscal 2004 primarily due to a reduction of approximately $2.3 million in the estimated tax payable at the end of the fiscal year. This reduction was made as a result of a determination that additional taxes for which we had previously recognized liabilities would not be due. As a result, our effective tax rate changed to a provision of 14% in fiscal 2005 from a benefit of 3% in fiscal 2004. In the absence of the benefits noted above, we would have recorded a tax provision of 19% in fiscal 2005.

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

Our operating activities provided cash of $5.4 million, $14.8 million and $16.6 million in fiscal 2006, 2005 and 2004, respectively. Our net loss used $10.7 million in fiscal 2006, while net income provided $14.1 million and $13.9 million in fiscal 2005 and 2004, respectively. Cash generated (used) by net income (loss) was increased by adjustments for non-cash items totaling $14.1 million, $3.0 million and $3.1 million in fiscal 2006, 2005 and 2004, respectively. These non-cash items included changes in deferred tax balances, charges for additional depreciation and amortization of intangible assets related to our acquisition of NDB, including, in fiscal 2006, impairment charges recorded against these assets, and, in fiscal 2006, stock-based compensation expense. Finally, our cash flows from operations are affected by changes in current assets and liabilities. These changes in non-cash working capital components increased cash flow from operations by $1.9 million in fiscal 2006 and decreased cash flow from operations by $2.3 million and $0.4 million in fiscal 2005 and 2004, respectively.

Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 75 days for the year ended September 30, 2006 from 83 days for the year ended September 30, 2005 due primarily to stronger collections in the more recent year. Our days outstanding deteriorated to 83 days for the year ended September 30, 2005 from 64 days for the year ended September 30, 2004 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

Investing activities have consisted of purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment increased to $1.2 million in fiscal 2006 from $0.8 million in fiscal 2005 and $1.1 million in fiscal 2004. We expect that capital expenditures will total approximately $1.0 million in fiscal 2007. We invest cash that is surplus to our operating requirements in professionally managed short-term investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Net purchases and sales of short-term investments provided cash of $2.2 million in fiscal 2006 and used cash of $17.3 million and $10.7 million in fiscal 2005 and 2004, respectively, as surplus cash that we generated was invested.

Financing activities used cash of $3.0 million in fiscal 2006 as the $3.6 million used to repurchase common stock under our approved stock repurchase program exceeded the $0.6 million received from the exercise of stock options, the sale of shares under our employee stock purchase plan. Financing activities provided cash of $2.2 million in fiscal 2005 from the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities provided cash of $6.4 million in fiscal 2004 from the sale of shares in a public offering, the exercise of stock options and the sale of shares under our employee stock purchase plan.

As of September 30, 2006, we had working capital of $72.7 million, cash and cash equivalents of $22.5 million and short-term investments of $47.7 million. As of September 30, 2006, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Operating leases	$3.4	$1.5	$1.7	$0.2	—
Unconditional purchase obligations	$0.2	$0.2	—	—	—

Total contractual cash obligations	$3.6	$1.7	$1.7	$0.2	—

We believe that inflation has not had a material impact on our liquidity or cash requirements.

We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to us or our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months.* In the long term, we are ultimately dependent on funds generated from operations to finance our requirements.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet arrangements as defined in item 303 (a)(4)(ii) of Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

Foreign Exchange Risk and Derivative Financial Instruments

Our foreign subsidiaries operate and sell our products in various global markets. In fiscal 2006, approximately 20% of our invoices were issued and paid in Japanese yen and 3% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At September 30, 2006, we had no forward exchange contracts or options outstanding.

We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi and the Indian rupee. In fiscal 2006, we incurred approximately $12.9 million of operating expenses in foreign currencies. In Japan, our yen operating expenses, which amounted to approximately $2.4 million in fiscal 2006, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.

We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of September 30, 2006, short-term investments consisted of available-for-sale securities of $47.7 million (see Note 5, Balance Sheet Components in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2006, the decline in the fair value of the portfolio would not be material to our financial position.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this Item are set forth on the pages indicated at Item 15 (a) and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 solely because of the material weakness in internal control over financial reporting with respect to the misclassification of variable rate demand notes as cash equivalents rather than as short-term investments described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During our fiscal year ended September 30, 2006, we held variable rate demand notes as an investment. In our balance sheets as of December 31, 2005, March 31, 2006 and June 30, 2006, we classified these securities as cash and cash equivalents rather than short-term investments as required by generally accepted accounting principles (GAAP). We also reported the purchase and sale of these securities in our statements of cash flows for the three months ended December 31, 2005, six months ended March 31, 2006 and nine months ended June 30, 2006 as purchases and sales of cash equivalents. Upon further review, our management determined that these securities should be reported on our balance sheets as short-term investments, and that the purchase and sale of the securities should be reported on our statements of cash flows in the investing section. As a result, we will restate our balance sheets and statements of cash flows for those dates and periods, respectively, and we will file amended Forms 10-Q for the periods ended December 31, 2005, March 31, 2006 and June 30, 2006. Our management determined that a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments existed as of September 30, 2006. Specifically, controls were not operating effectively to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding purchases and sales of short-term investments were properly presented in the investing section of the statement of cash flows. The misclassification of these securities of approximately $3.6 million at September 30, 2006, had no impact on our current assets, working capital, stockholders’ equity, net income (loss), net income (loss) per share or net cash provided by operating activities for the affected periods.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that as of September 30, 2006, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the Company’s internal control of financial reporting. This report is included herein.

(c) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

In order to remediate the material weakness in our internal control over financial reporting discussed above, management is in the process of designing, implementing and enhancing controls to ensure the proper presentation and disclosure of short-term investments on our consolidated balance sheets and statements of cash flows. We expect to remediate this material weakness in our internal control over financial reporting in fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Catapult Communications Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of September 30, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

As of September 30, 2006 the Company’s controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain variable rate demand notes and determine that such variable rate demand notes were presented in accordance with generally accepted accounting principles within the Company’s balance sheet and statement of cash flows. This material weakness resulted in an audit adjustment of approximately $3.6 million to the 2006 consolidated financial statements between cash and cash equivalents and short term investments.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2006, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2006, of the Company and our report dated December 29, 2006 expressed an unqualified opinion on those consolidated financial statements and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 29, 2006

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for January 30, 2007, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors is incorporated by reference to the information under the heading “Proposal One — Election of Directors” in our Proxy Statement.

Information regarding our executive officers is incorporated by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Our Executive Officers.”

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

Information regarding the compensation of our named executive officers is incorporated by reference from the information under the heading “Executive Compensation” in our Proxy Statement. Information regarding the compensation of our directors is incorporated by reference from the information under the heading “Corporate Governance — Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Page

(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at September 30, 2006 and 2005	44
Consolidated Statements of Operations for each of the three years in the period ended September 30, 2006	45
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2006	46
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2006	47
Notes to Consolidated Financial Statements	48
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto
Supplementary Financial Data (Unaudited):
Quarterly Financial Data for each of the years ended September 30, 2006 and 2005	69
(3) Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K	70

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited the accompanying consolidated balance sheet of Catapult Communications and subsidiaries (collectively the “Company”) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

In our opinion, the consolidated balance sheet as of September 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of two years in the period ended September 30, 2005 (appearing on pages 44 through 47 of Catapult Communications Corporation’s 2006 Annual Report on Form 10-K) present fairly, in all material respects, the financial position of Catapult Communication Corporation and its subsidiaries at September 30, 2005, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California
December 14, 2005, except for the revision of the classification of certain investments discussed in Note 1, which is as of December 29, 2006

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
	(In thousands, except share and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$22,462	$18,952
Short-term investments	47,672	49,855
Accounts receivable, net of allowances of $15 and $271 as of September 30, 2006 and 2005, respectively	9,696	14,724
Inventories	3,484	3,104
Deferred tax assets	91	603
Prepaid expenses	1,586	1,401

Total current assets	84,991	88,639
Property and equipment, net	1,912	1,693
Goodwill	49,394	49,394
Other intangibles, net	216	4,051
Other assets	294	3,983

Total assets	$136,807	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$874	$1,547
Accrued liabilities	3,718	5,508
Deferred revenue	7,703	7,697

Total current liabilities	12,295	14,752
Deferred revenue, long-term portion	256	485
Deferred taxes and other liabilities, long term	2,524	—

Total liabilities	15,075	15,237

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,438,206 and 14,724,708 issued and outstanding as of September 30, 2006 and 2005, respectively	14	15
Additional paid-in capital	50,450	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	687	587
Retained earnings	70,581	82,980

Total stockholders’ equity	121,732	132,523

Total liabilities and stockholders’ equity	$136,807	$147,760

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Revenues:
Products	$32,372	$50,441	$45,703
Services	15,012	14,507	12,315

Total revenues	47,384	64,948	58,018

Cost of revenues:
Products	5,513	5,766	5,192
Services	3,811	3,434	3,570
Amortization and impairment of purchased technology	2,543	686	686

Total cost of revenues	11,867	9,886	9,448

Gross profit	35,517	55,062	48,570

Operating expenses:
Research and development	13,652	12,445	11,740
Sales and marketing	17,341	18,401	17,075
General and administrative	10,647	9,008	6,885
Restructuring costs	359	—	—

Total operating expenses	41,999	39,854	35,700

Operating income (loss)	(6,482)	15,208	12,870
Interest income	2,817	1,364	801
Interest expense	—	—	(321)
Other income (expense), net	(11)	(148)	148

Income (loss) before income taxes	(3,676)	16,424	13,498
Provision for (benefit from) income taxes	6,990	2,276	(413)

Net income (loss)	$(10,666)	$14,148	$13,911

Net income (loss) per share — basic	$(0.72)	$0.96	$1.06

Net income (loss) per share — diluted	$(0.72)	$0.94	$0.95

Shares used in per share calculation:
Basic	14,736	14,677	13,100

Diluted	14,736	15,019	14,556

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deferred	Accumulated
				Stock-	Other		Total
			Additional	based	Comp-		Stock-	Compre-
	Common Stock		Paid-in	Compen-	rehensive	Retained	holders’	hensive
	Shares	Amount	Capital	sation	Income	Earnings	Equity	Income (Loss)
	(In thousands, except share data)

Balances at October 1, 2003	12,886,545	$13	$21,187	$(75)	$575	$54,921	$76,621	$4,758

Issuance of common stock from exercise of stock options	377,751	—	3,390	—	—	—	3,390
Tax benefit from employee stock transactions	—	—	1,409	—	—	—	1,409
Conversion of notes payable	1,081,250	2	17,299	—	—	—	17,301
Issuance of common stock from stock offering, net of offering costs	200,000	—	3,012	—	—	—	3,012
Amortization of deferred stock-based compensation	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	93	—	93	93
Unrealized gains and (losses) on investments, net	—	—	—	—	(8)	—	(8)	(8)
Net income	—	—	—	—	—	13,911	13,911	13,911

Balances at September 30, 2004	14,545,546	15	46,297	(39)	660	68,832	115,765	13,996

Issuance of common stock from exercise of stock options	179,162	—	2,177	—	—	—	2,177
Tax benefit from employee stock transactions	—	—	470	—	—	—	470
Amortization of deferred stock-based compensation	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	(28)	—	(28)	(28)
Unrealized gains and (losses) on investments, net	—	—	—	—	(45)	—	(45)	(45)
Net income	—	—	—	—	—	14,148	14,148	14,148

Balances at September 30, 2005	14,724,708	15	48,944	(3)	587	82,980	132,523	14,075

Issuance of common stock from exercise of stock options	102,449	—	614	—	—	—	614
Repurchase and cancellation of common stock	(388,951)	(1)	(1,858)	—	—	(1,733)	(3,592)
Stock-based compensation	—	—	2,750	—	—	—	2,750
Amortization of deferred stock-based compensation	—	—	—	3	—	—	3
Currency translation adjustment	—	—	—	—	50	—	50	50
Unrealized gains and (losses) on investments, net	—	—	—	—	50	—	50	50
Net loss	—	—	—	—	—	(10,666)	(10,666)	(10,666)

Balances at September 30, 2006	14,438,206	$14	$50,450	$—	$687	$70,581	$121,732	$(10,566)

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(10,666)	$14,148	$13,911
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	1,082	1,733	1,842
Amortization and impairment of purchased technology	2,543	686	686
Amortization and impairment of other acquisition related intangibles	1,292	335	335
Amortization of deferred stock-based compensation	3	36	36
Amortization of convertible notes premium	—	—	(374)
Provision for (recovery of) doubtful accounts	(256)	(24)	16
Deferred income taxes	6,686	(259)	(895)
Stock-based compensation expense	2,750	—	—
Tax benefits from employee stock option plans	—	470	1,409
Change in assets and liabilities:
Accounts receivable	5,291	(4,588)	461
Inventories	(392)	(731)	(47)
Prepaid expenses	(190)	228	(516)
Other assets	43	35	57
Accounts payable	(778)	490	244
Accrued liabilities	(1,812)	(461)	(487)
Deferred revenue	(223)	2,724	(119)

Net cash provided by operating activities	5,373	14,822	16,559

Cash flows from investing activities:
Sale and maturities of short-term investments	89,977	55,318	34,990
Purchase of short-term investments	(87,744)	(72,656)	(45,658)
Purchase of property and equipment	(1,179)	(799)	(1,077)

Net cash provided by (used in) investing activities	1,054	(18,137)	(11,745)

Cash flows from financing activities:
Repurchase of common stock	(3,592)	—	—
Proceeds from exercise of stock options	614	2,177	3,390
Proceeds from stock offering, net of offering costs	—	—	3,012

Net cash provided by (used in) financing activities	(2,978)	2,177	6,402

Effect of exchange rate changes on cash and cash equivalents	61	(18)	123

Net increase (decrease) in cash and cash equivalents	3,510	(1,156)	11,339
Cash and cash equivalents, beginning of year	18,952	20,108	8,769

Cash and cash equivalents, end of year	$22,462	$18,952	$20,108

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$50	$(45)	$(8)

Cash paid for income taxes	$1,305	$2,690	$1,807

Non-cash investing and financing activities:
Purchase of property and equipment on account	$69	—	—

Conversion of notes payable to common stock	—	—	$17,300

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

Catapult Communications Corporation and its subsidiaries (“we” or “the Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China, India and Australia. Management has determined that we conduct our business within one industry segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K., Catapult Communications International Limited, Catapult Communications (China) Co. Limited and Catapult Communications Bangalore Private Limited. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts at financial institutions in the United States, Japan, China, India, Australia, Europe, the United Kingdom, Ireland and Canada. Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper and money market securities, the fair value of which approximates cost. These investments include variable rate demand and pre-refunded securities that are issued and rated as long-term bonds; however these securities are subject to a redemption requirement on the part of the original issuer prior to the originally established maturity dates. For this reason, variable rate demand and pre-refunded securities with required redemption dates on the part of the issuer within 90 days of the date purchased are classified as cash equivalents. Interest is accrued as earned.

Short-Term Investments

Short-term investments are investments with an original maturity greater than 90 days. We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such investments are classified as “available for sale” and are reported at fair value in the Company’s balance sheets. These investments include auction rate securities. The short-term nature and structure, the frequency with which the interest rate resets and the ability to sell auction rate securities at par and at our discretion indicates that such securities should be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements. Although certain auction rate securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

Short-term investments also include variable rate demand notes. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The short-term nature and structure, the frequency with which the interest rate resets, the put

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option in these instruments and at our discretion indicates that such securities should be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

We re-evaluated the presentation of these variable rate demand note investments, which we had historically classified as cash equivalents if the period between interest rate resets was 90 days or less, considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. We have revised the classification of variable rate demand notes that are subject to a redemption requirement on the part of third parties (other than the issuer) to correct the classification from cash equivalents to short-term investments for the September 30, 2005 balance sheet. This resulted in a reduction of $5.9 million in the cash and cash equivalents balance and a corresponding increase in short-term investments on the September 30, 2005 balance sheet. In addition, purchases of short-term investments and sales of short-term investments included in the accompanying consolidated statement of cash flows for the year ended September 30, 2005 have been revised to reflect the net $5.9 million purchase and sale of these variable rate demand notes. Management believes that the impact of this revision is not material to the financial statements.

Our short-term investments, together with our cash equivalents, are placed in portfolios managed by four professional money management firms. At September 30, 2006 and 2005, the portfolios consisted primarily of commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, and U.S. government agency securities.

At September 30, 2006 and 2005, our short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheets. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in interest income or interest expense, respectively, in the accompanying consolidated statements of operations and are determined based upon the specific identification method.

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

Subject to the foregoing considerations, we recognize revenue on product sales upon delivery. We recognize revenues allocated to training and other professional services at the time the services are completed. We recognize revenues allocated to maintenance ratably over the term of the maintenance contract during which the services are delivered.

For arrangements with multiple elements, we allocate revenue to each component of the arrangement based on vendor-specific objective evidence of fair value (“VSOE”) in accordance with Statement of Position (“SOP”) 97-2, Software Revenue

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition. If we have VSOE for the undelivered elements only, we allocate value using the residual method, under which we defer revenue from the arrangement fee equivalent to the VSOE of the undelivered elements and apply any discount solely to the delivered elements. VSOE for the ongoing maintenance and support obligations within an arrangement is based upon substantive renewal rates quoted in the contracts or, in the absence of stated renewal rates, upon a history of separate stand alone sales of renewals to each customer or class of customers. VSOE for services such as training or consulting is based upon separate sales of these services to other customers.

Foreign Currency Translation

Certain of our foreign subsidiaries use their respective local currencies as their functional currencies. Upon consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of operations and amounted to losses of $89,000, losses of $208,000 and gains of $44,000 in fiscal 2006, 2005 and 2004, respectively.

Derivative Financial Instruments

Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions with foreign subsidiaries. We use foreign currency forward exchange contracts, and we infrequently purchase options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated accounts receivable or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate.

At September 30, 2006, we had no forward exchange contracts or options outstanding.

Fair Value of Financial Instruments

The carrying value of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to their relatively short maturity.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by four professional money management firms and one bank. Our accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe, China, India, Korea and elsewhere. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of the outstanding receivable balance.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of September 30, 2006 or September 30, 2005, or 10% or more of our revenues for the fiscal years ended September 30, 2006 or 2005 or 2004, were as follows:

	Percentage of		Percentage of Revenues
	Accounts Receivable		for the Fiscal Year Ended
	as of September 30,		September 30,
	2006	2005	2006	2005	2004

Customer A	—	—	—	—	13%
Customer B	10%	—	—	—	12%
Customer C	—	14%	—	14%	12%
Customer D	—	13%	—	—	11%
Customer E	38%	20%	19%	11%	—
Customer F	—	—	11%	11%	—

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

Inventories

Inventories are stated at the lower of cost or market value. Inventory costs are computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory reserves for excess and obsolete inventories based on inventory age, shipment history and forecast of future demand. Our inventory balance as of September 30, 2006 was $3.5 million, net of excess and obsolete inventories of $2.2 million. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.

Capitalized Software Development Costs

Software development costs not qualifying for capitalization are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The capitalized cost is then amortized on a straight-line basis over the greater of the estimated product life or on the ratio of current revenues to total projected product revenues. We define technological feasibility as the establishment of a working model. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, to date we have not capitalized any software development costs.

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

Warranty

We provide a limited warranty for our products for a period of three to twelve months. We defer a portion of the revenue related to each product transaction and recognize the amount deferred ratably over the term of the warranty period during which warranty service is provided.

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

Goodwill

We account for goodwill using the provisions of SFAS No. 142 and perform an impairment review of goodwill annually, or as other indications of a potential impairment may be present. The impairment test performed by us involves a two-step process as follows:

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

We performed our most recent annual impairment test on September 30, 2006, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.

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

In the three months ended September 30, 2006, we initiated an impairment review because updated revenue forecast information indicated that the carrying value of long-lived and intangible assets might not be recoverable. As a result, we determined that the carrying value of long-lived and intangible assets exceeded the associated projected cash flows and accordingly, we recorded an impairment charge in the amount of $2.9 million as of September 30, 2006. The impairment charge was recorded in our consolidated statement of operations as follows: approximately $1.9 million was charged to cost of sales, $0.9 million to general and administrative expense, and $45,000 to sales and marketing expense.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool. The Company issues new shares from the pool of authorized shares upon share option exercise. Shares repurchased under the Company’s repurchase plan are cancelled after receipt.

Prior to the adoption of SFAS 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25. We also complied with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss per share and therefore are not added to the weighted average shares outstanding. The following is a reconciliation of the denominator used in calculating basic and diluted earnings (loss) per share:

	Year Ended September 30,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Net income (loss), as reported for basic earnings per share	$(10,666)	$14,148	$13,911
Interest on convertible notes, net of related tax effects	—	—	(24)

Net income (loss), for diluted earnings per share	$(10,666)	$14,148	$13,887

Weighted average shares outstanding	14,736	14,677	13,100
Dilutive options	—	342	404
Convertible notes payable	—	—	1,052

Weighted average shares assuming dilution	14,736	15,019	14,556

Net income (loss) per share:
Basic	$(0.72)	$0.96	$1.06

Diluted	$(0.72)	$0.94	$0.95

Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Common stock options	2,039	401	493

Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), Share-Based Payment, (“SFAS 123(R)”) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool. This method will not have a material effect on our financial position or results of operations.

In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.  This FSP addresses the classification of options or similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraph 32 and A229 of SFAS 123(R), Share-Based Payment. This FSP became effective in February 2006. The adoption of SFAS 123(R)-4 has not had a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged in the period this Interpretation is adopted. We are currently evaluating FIN 48 and its possible impacts on our consolidated financial statements and related disclosures. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective rates, and/or increases in future effective tax rate volatility.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. We have not yet determined the impact, if any, that the adoption of SAB 108 will have on our consolidated financial statements and related disclosures.

Note 2 — Goodwill and Intangible Assets

We performed our annual impairment test as of September 30, 2006 and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months. In light of the lower revenues and cash flows generated by the acquired technology, we performed an impairment test of intangible assets as of September 30, 2006. This test determined that the carrying value of intangible assets exceeded the projected related cash flows. Accordingly, we have recognized an impairment charge in the amount of $2.8 million as of September 30, 2006. Of this amount, $1.9 million related to purchased technology and was charged to cost of goods sold and $0.9 million related to other intangible assets as listed below and was charged to general and administrative expenses.

A summary of intangible assets is as follows:

	As of September 30, 2006			As of September 30, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Purchased technology	$4,800	$(4,658)	$142	$4,800	$(2,115)	$2,685
Trade names	1,000	(970)	30	1,000	(440)	560
Customer relationships	1,000	(970)	30	1,000	(440)	560
Non-compete agreement	400	(386)	14	400	(154)	246
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,384)	$216	$7,600	$(3,549)	$4,051

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)

2007	$71
2008	71
Thereafter	74

Total	$216

Note 3 — Restructuring Costs

A restructuring charge of $359,000 was recorded in the fourth quarter of fiscal 2006, of which $63,000 was paid in fiscal 2006. The charges are shown separately as restructuring costs in the Consolidated Statement of Operations for the year ended September 30, 2006. These costs related to the involuntary termination of 20 employees including eight in research and development, eight in sales and marketing, one in the customer service component of services cost of goods, two in the manufacturing component of product cost of goods and one in administration. The terminations represented 8% of our workforce prior to the restructure. No restructuring charge was recorded in fiscal 2005 or fiscal 2004.

Note 4 — Other Income (Expense), Net

Other income (expense), net, represented primarily foreign exchange gains and losses in fiscal 2006, 2005 and 2004 in the amounts of approximately $(11,000), $(148,000) and $148,000, respectively.

Note 5 — Balance Sheet Components

Cash equivalents and short-term investments classified as available-for-sale securities are reported at fair value. At September 30, 2006 and 2005, the estimated fair value of cash equivalents and short-term investments approximated their cost. We have determined that the gross unrealized gains and losses on our investments are temporary in nature and no unrealized gains or losses are greater than 12 months. As of September 30, 2006, the unrealized gains and losses are approximately $5,000 and $(4,000), respectively and are not significant as our investments are largely interest rate-driven.

	September 30,
	2006	2005
	(In thousands)

Cash and cash equivalents:
Cash	$7,324	$6,522
Corporate debt and money market securities	14,171	7,722
U.S. government and agencies securities	901	913
State and municipal securities	66	3,795

	$22,462	$18,952

Short-term investments:
Corporate debt securities	$5,505	$4,944
U.S. government and agencies securities	10,302	9,454
State and municipal securities	31,865	35,457

	$47,672	$49,855

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2006	2005
	(In thousands)

Inventories:
Raw materials	$2,860	$2,600
Work-in-process	241	231
Finished goods	383	273

	$3,484	$3,104

Property and equipment, net:
Equipment	$7,959	$7,808
Leasehold improvements	1,977	1,955

	9,936	9,763
Less accumulated depreciation and amortization	(8,024)	(8,070)

	$1,912	$1,693

	September 30,
	2006	2005	2004
	(In thousands)

Allowance for doubtful accounts:
Balances at beginning of year	$271	$294	$320
Provision for doubtful accounts	—	1	16
Write-off of doubtful accounts	(256)	(24)	(42)

Balances at end of year	$15	$271	$294

	September 30,
	2006	2005
	(In thousands)

Accrued liabilities:
Payroll and related expenses	$1,765	$2,723
Income taxes payable	558	715
Other taxes payable	70	322
Professional services fees payable	902	925
Other	423	823

	$3,718	$5,508

The following table represents the activity in warranty accrual for the years ended September 30, 2006 and 2005:

	2006	2005
	(In thousands)

Balances at beginning of year	$74	$69
Warranty accrual used during the year	(30)	(74)
Warranty accrual additions during the year	(44)	79

Balances at end of year	$0	$74

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Related Party Transaction

In November 2000, David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan of $250,000 in connection with his initial employment with Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2005 was $208,000 including a prepayment for the first fiscal quarter 2006. The debt had been reduced to $201,700 at September 30, 2006. The loan was made prior to the Sarbanes-Oxley Act of 2002.

Note 7 — Income Taxes

Consolidated income (loss) before income taxes includes non-U.S. income (loss) of approximately $(0.5) million, $13.9 million and $12.6 million in fiscal 2006, 2005 and 2004, respectively.

The income tax provision (benefit) consists of the following:

	Year Ended September 30,
	2006	2005	2004
	(In thousands)

Current:
United States federal	$47	$(78)	$(2,677)
Foreign	344	2,082	2,012
State and local	31	59	30

Total current	422	2,063	(635)

Deferred:
United States federal	5,700	172	100
Foreign	(154)	—	—
State and local	1,022	41	122

Total deferred	6,568	213	222

Total income tax provision (benefit)	$6,990	$2,276	$(413)

A reconciliation of the United States federal income tax rate to our effective tax rate is as follows:

	Year Ended September 30,
	2006	2005	2004

Tax at federal rate	(34)%	34%	34%
State taxes, net of federal benefit	1	1	1
Foreign tax differential	5	(13)	(36)
Research credit	(6)	(5)	(1)
Tax exempt interest	(9)	(1)	(1)
Non-deductible stock-based compensation	4	—	—
Other	2	(2)	—
Valuation allowance	227	—	—

Total	190%	14%	(3)%

We recorded a provision for income taxes of $7.0 million in fiscal 2006, primarily due to an increase of $7.6 million in the valuation allowance against our U.S. deferred tax assets in the three months ended September 30, 2006. This increase reflected a full valuation allowance recorded against our U.S. deferred tax assets because

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

updates in that period to revenue and pre-tax earnings forecasts indicated that it was no longer more likely than not that we would be able to realize current and long-term deferred tax assets based on our analysis of expected future taxable income. We also record liabilities for uncertain tax positions related to U.S. federal, U.S. state and foreign activities such as transfer pricing for products, software, services, and/or intellectual property. Each quarter we assess our position with regard to tax exposures and record liabilities for these uncertain tax positions, including interest, according to the principles of SFAS No. 5, Accounting for Contingencies. We are currently evaluating FIN 48 and its possible impacts on our consolidated financial statements and related disclosures. FIN 48 becomes effective for fiscal years beginning after December 15, 2006.

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

The significant components of current and long-term deferred tax assets (liabilities) as of September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005
	(In thousands)
Deferred tax assets:
Accrued expenses and reserves	$1,693	$516
Net operating loss carryforwards	565	1,615
Depreciation and amortization	1,973	—
Foreign deferred tax assets(1)	112	—
Research and other credits	2,585	2,314
Net Foreign taxes	743	274
Current and deferred state taxes and other	4	20

Total deferred tax assets	7,675	4,739

Valuation allowance	(7,563)	(206)

Net deferred tax assets(1)	112	4,533

Deferred tax liabilities:
Tax deductible goodwill	(2,386)	—
Depreciation	—	(265)
Foreign deferred tax liabilities	(25)	—

Total deferred tax liabilities	(2,411)	(265)

Net deferred tax assets (liabilities)...	$(2,299)	$4,268

Recognized as:
Deferred tax asset, current	$91	$603
Deferred tax asset (liabilities), non-current	(2,390)	3,665

Total net deferred tax assets (liabilities)	$(2,299)	$4,268

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Remaining deferred tax assets as of September 30, 2006 relates to foreign deferred tax assets.

We have not provided U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $29 million of undistributed earnings for certain non-U.S. subsidiaries as of September 30, 2006. We intend to reinvest these earnings indefinitely in operations outside the United States. These earnings include 100% of the accumulated undistributed earnings of our Irish subsidiary up to and including fiscal 2004. In fiscal 2005, we permanently reinvested 85% of the undistributed Irish earnings. The remaining 15% of the undistributed Irish earnings in fiscal 2005 together with undistributed earnings of all other subsidiaries for all years are not considered permanently reinvested and U.S. taxes, net of available foreign tax credits, have been provided. In fiscal 2006, we changed our position related to the Irish subsidiary to permanently reinvest 95% of fiscal 2005 income and 100% of fiscal 2006 and future income.

We had gross federal and state tax credit carryforwards of $1.7 million and $1.4 million, respectively, as of September 30, 2006. A full valuation allowance was recorded against the deferred tax assets related to these federal and state tax credit carryforwards as of September 30, 2006. If not utilized in the future, the federal credits will expire in fiscal years 2022 through 2026. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period, and the California Manufacturers Investment Credit will expire in fiscal years 2011 through 2012. The federal tax credits include research and development tax credits only through December 31, 2005 as eligibility for credits beyond that date has not yet been authorized by relevant authorities. As of September 30, 2005, we had gross federal and state tax credit carry-forwards for income tax purposes of $2.4 million and $1.1 million, respectively. If not utilized, the federal credits will expire in fiscal years 2021 through 2025. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period. We recorded a full valuation allowance against North Carolina credits as of September 30, 2005 due to the unlikelihood that they would be utilizable in light of the low income apportionment to that state and to ongoing future R&D activities that will continue to generate future tax credits.

We had federal and state net operating loss carryforwards for income tax purposes of $5.6 million and $3.6 million, respectively, as of September 30, 2006. Of these totals, amounts of approximately $4.2 million and $1.9 million, respectively, related to stock option deductions have not been included in the calculation of deferred tax assets as of September 30, 2006, because these deductions have not yet been realized as a reduction in taxes payable. If not utilized in the future, the federal and state net operating loss carryforwards will expire in fiscal years 2024 through 2026 and fiscal years 2013 through 2016, respectively. As of September 30, 2005, we had federal and state net operating loss carryforwards for income tax purposes of $4.2 million and $3.3 million, respectively.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In June 1998, we adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was discontinued as of October 31, 2005. The Purchase Plan permitted eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock was generally 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. A total of 16,044 shares, 30,078 shares and 32,808 were issued under the Purchase Plan in the years ended September 30, 2006, 2005 and 2004, respectively.

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

The fair value of the notes was $18.1 million, which was recorded on the balance sheet as at the date they were issued. The valuation premium of $0.8 million was amortized to interest income over the term of the notes on an effective interest method. The resultant amounts credited to interest income were $0 and $374,000 in 2005 and 2004, respectively.

Issuance of Common Stock

In September 2004, as part of our public offering under our previously filed “shelf” Registration Statement on Form S-3 (File No. 333-112610) which was declared effective by the Securities and Exchange Commission on March 31, 2004, we issued 200,000 shares of our common stock at a public offering price of $18.97 per share. After underwriting discounts and commissions of approximately $190,000 and capitalized external incremental costs of approximately $602,000, the net proceeds to us were approximately $3,002,000. Also sold under the public offering were 1,081,250 shares that were registered upon conversion of the notes issued to Tekelec described under the heading “Convertible Notes Payable” above and 300,000 outstanding shares held by certain selling stockholders. An additional 1,087,187 outstanding shares were sold by certain selling stockholders under the Registration Statement in October and November 2004.

Repurchase of Common Stock

In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2006, we repurchased and canceled 388,951 shares at a cost of approximately $3.6 million. As of September 30, 2006, we are authorized to repurchase 1,353,649 shares of our common stock under the stock repurchase program. In the years ended September 30, 2005 and 2004, we repurchased no shares.

Note 9 — Stock-based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool.

Adoption of SFAS 123(R)

The following table summarizes the effect on our consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the year ended September 30, 2006. Results for the prior comparable periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

Year Ended
September 30,
2006
(In thousands)

Stock-Based Compensation Expense:
Cost of sales — products	$113
Cost of sales — services	220
Research and development expense	691
Selling and marketing expense	633
General and administrative expense	1,093

Total stock-based compensation expense	2,750
Tax effect on stock-based compensation expenses	(20)

Net effect on net income	$2,730

Net effect on basic net income per share	$0.19

Net effect on diluted net income per share	$0.19

Periods prior to the adoption of SFAS 123(R)

Prior to October 1, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) as amended.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans. For purposes of this disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on an accelerated basis over the respective vesting periods of the awards. Disclosures for the year ended September 30, 2006 are not presented because stock-based awards were accounted for under SFAS 123(R).

	Year Ended September 30,
	2005	2004
	(In thousands, except per share amounts)

Net income, as reported for basic earnings per share	$14,148	$13,911
Interest on convertible notes, net of related tax effects	—	(24)

Net income, for diluted earnings per share	14,148	13,887

Add: Stock-based employee compensation expense included in reported income, net of related tax effects	22	31
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(5,063)	(2,404)

Pro forma net income, for basic earnings per share	$9,107	$11,538

Pro forma net income, for diluted earnings per share	$9,107	$11,514

Net income per share:
Basic net income per share as reported	$0.96	$1.06

Basic net income per share pro forma	$0.62	$0.88

Diluted net income per share as reported	$0.94	$0.95

Diluted net income per share pro forma	$0.61	$0.79

On September 16, 2005, the Company accelerated vesting of certain unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $19.00 per share previously awarded to its employees, including its executive officers and its non-employee directors, under the Company’s equity compensation plans. The acceleration of the vesting of these options was undertaken to eliminate the future compensation expense that the Company would otherwise recognize in its income statement with respect to these options upon the effectiveness of SFAS No. 123(R). The acceleration of vesting became effective for stock options outstanding as of September 16, 2005. Options to purchase approximately 343,618 shares of common stock or 17.6% of the Company’s outstanding options (of which options to purchase approximately 1,121,980 shares or 57.3% of the Company’s outstanding options are held by the Company’s executive officers) are subject to the acceleration. The weighted average exercise price of the options subject to the acceleration is $20.78. The options subject to acceleration vest on average in approximately two years from the effective date of the acceleration.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Option Information

Information with respect to stock option activity from September 30, 2003 through September 30, 2006 is set forth below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(Years)	(In thousands)

Balance at September 30, 2003	1,785,793	$12.54
Options granted	253,034	$18.79
Options exercised	(344,943)	$8.91
Options canceled, forfeited or expired	(62,374)	$16.92

Balance at September 30, 2004	1,631,510	$14.15
Options granted	495,564	$19.20
Options exercised	(148,912)	$11.84
Options canceled, forfeited or expired	(22,133)	$18.14

Balance at September 30, 2005	1,956,029	$15.56
Options granted	559,585	$12.85
Options exercised	(86,405)	$4.80
Options canceled, forfeited or expired	(94,342)	$19.79

Balance at September 30, 2006	2,334,867	$15.14	6.95	$569

Vested or expected to vest, September 30, 2006	2,315,562	$15.17	6.90	$568

Exercisable, September 30, 2006	1,556,773	$16.22	5.89	$476

As of September 30, 2006, 933,418 options remained available for grant. The options outstanding and exercisable as of September 30, 2006 are presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 1.27 — $ 5.80	218,723	6.5	$5.78	182,308	$5.77
$ 5.81 — $ 9.91	4,219	3.0	$8.56	4,219	$8.56
$ 9.92 — $12.55	732,621	8.4	$12.22	219,518	$11.75
$12.56 — $15.87	461,844	6.3	$14.56	322,857	$14.76
$15.88 — $18.62	301,111	5.6	$17.52	211,522	$17.63
$18.63 — $25.10	616,349	6.6	$21.24	616,349	$21.24

	2,334,867			1,556,773

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values of options granted during 2004, 2005 and 2006 were as follows:

Year Ended September 30, 2004
Exercise price equal to market value	$10.07
Year Ended September 30, 2005
Exercise price equal to market value	$14.68
Year Ended September 30, 2006
Exercise price equal to market value	$7.58

As of September 30, 2006, approximately $3.7 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.5 years. During the twelve-month periods ended September 30, 2006, 2005, and 2004, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $862,600, $1,966,200, and $4,056,200, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended September 30,			Year Ended September 30,
	2006	2005	2004	2006*	2005	2004

Dividend yield	0.0%	0.0%	0.0%	—	0.0%	0.0%
Expected life of option	5.2 years	5.7 years	2.7 years	—	0.5 years	0.5 years
Risk-free interest rate	4.9%	3.50%	2.85%	—	2.80%	1.15%
Expected volatility	64.0%	96.0%	90.1%	—	56.7%	71.3%

*	The company terminated its Employee Stock Purchase Plan effective October 31, 2005

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

We offer a 401(k) plan for our employees and since fiscal 1999 have matched employee contributions to a certain level. Our total contributions to the 401(k) plan in the years ended September 30, 2006, 2005 and 2004 were $222,804, $212,679 and $209,176, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies

Operating Leases

We lease our facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2010. The lease agreements provide for minimum annual rent of approximately $448,000. Under these agreements, we pay certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, we have entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008. We lease other facilities in Illinois, Texas, Canada, Japan, China, Australia, the United Kingdom, France, Sweden, Finland, Germany and India under leases with the longest term expiring in 2011.

Rent expense for all facilities for the years ended September 30, 2006, 2005 and 2004 was approximately $1.6 million, $1.5 million and $1.3 million respectively.

Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2006 are as follows:

Year Ending September 30,	Future Payments
(In thousands)

2007	$1,501
2008	1,094
2009	621
2010	203
2011	33

$3,452

Unconditional purchase obligations

At September 30, 2006, we had non-cancelable purchase commitments totaling $0.2 million for the purchase of inventory components in fiscal 2007.

Contingencies

A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV (“Tucana”), a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (“NDB”) from in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros ($15,809,271) as of September 30, 2006 plus interest and legal costs. The case was heard April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action that had been instituted in October 2002 against the Company and its Irish subsidiary by Tucana. The basis for the dismissal was lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment made by the Antwerp Commercial Court in Antwerp, Belgium on May 5, 2006. A hearing has been scheduled for October 1, 2007. The Company believes that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so in the appeal. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of the loss that might be incurred.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2005, we filed suit in federal court in Chicago, Illinois against NetHawk Corporation (“NetHawk”), formerly known as ipNetfusion, Inc. NetHawk is a wholly owned U.S. subsidiary of NetHawk, Oyj., a Finnish company. In the lawsuit, we assert that NetHawk used improper means to acquire our confidential and trade secret information and that NetHawk used such information in the course of its business. We believe that we have been damaged, possibly materially, by NetHawk’s actions. The lawsuit is in its preliminary stages. Therefore, we are unable to express an opinion regarding the likely outcome of this litigation or the range of any potential damages that could be recovered.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

	North	UK, Europe			Consolidated
	America	& Middle East	Japan	Other	Total
	(In thousands)

Year ended September 30, 2006
Revenues from unaffiliated customers	$13,610	$15,438	$9,636	$8,700	$47,384
Year ended September 30, 2005
Revenues from unaffiliated customers	$19,751	$19,739	$18,482	$6,976	$64,948
Year ended September 30, 2004
Revenues from unaffiliated customers	$17,355	$18,355	$19,628	$2,680	$58,018
As of September 30, 2006
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	$1,153	$394	$244	$121	$1,912
As of September 30, 2005
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	$950	$479	$264	—	$1,693
As of September 30, 2004
Goodwill	$22,896	$26,498	—	—	$49,394
Long-lived assets	$2,035	$338	$267	—	$2,640

Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

Revenues in the United States represented 25%, 25%, and 24% of our total revenues in 2006, 2005, and 2004, respectively. Revenues from Germany accounted for 13%, 11% and 11% of our consolidated net revenues from unaffiliated customers for the years ended September 30, 2006, 2005 and 2004. Revenues in China accounted for 11% of total revenues in 2006. Operations in Ireland accounted for 31%, 31% and 33% of the consolidated identifiable assets at September 30, 2006, 2005 and 2004, respectively.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

Consolidated Statements of Operations Data:

	Quarter Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2006	2006	2006	2005
	(In thousands, except per share amounts)

Revenues	$13,830	$10,789	$10,663	$12,102
Gross profit	8,978	8,568	8,290	9,681
Operating income (loss)	(2,619)	(1,789)	(1,618)	(456)
Net income (loss)	$(11,076)	$1,056	$(789)	$143
Net income (loss) per share:
Basic	$(0.76)	$0.07	$(0.05)	$0.01
Diluted	$(0.76)	$0.07	$(0.05)	$0.01

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2005	2005	2005	2004

Revenues	$15,751	$14,276	$19,050	$15,871
Gross profit	12,883	11,946	16,597	13,637
Operating income	2,249	2,345	6,558	4,057
Net income	$2,522	$2,383	$5,430	$3,813
Net income per share:
Basic	$0.17	$0.16	$0.37	$0.26
Diluted	$0.17	$0.16	$0.36	$0.25

INDEX TO EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this Annual Reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.

3.2		Bylaws of the Registrant — incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K dated December 14, 2005.

10.1		Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No.333-56627.

10	.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K dated December 17, 2001.

10	.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.

10	.4*	1998 Stock Plan, as amended through January 24, 2006 — incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 30, 2006.

10	.4.1*	Form of Stock Option Agreement, 1998 Stock Plan — incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q dated May 14, 2003.

10.6		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K dated December 17, 2001.

10.7		Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K dated December 20, 2002.

10.8		Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.

10.10		License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.3 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

10.11		International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.

10.12		Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K dated December 17, 2001.

10	.13*	Executive Officer Fiscal Year 2006 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 30, 2006.

11.1		Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).

14		Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.

16.1		Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated January 4, 2006 — incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K dated January 4, 2006.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

23.2		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (contained in the signature page of this Annual Report on Form 10-K).

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

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

Date: December 29, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Karp (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 29, 2006

/s/ Christopher A. Stephenson (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 29, 2006

/s/ Charles L. Waggoner (Charles L. Waggoner)	Director	December 29, 2006

/s/ R. Stephen Heinrichs (R. Stephen Heinrichs)	Director	December 29, 2006

/s/ John M. Scandalios (John M. Scandalios)	Director	December 29, 2006

/s/ Nancy H. Karp (Nancy H. Karp)	Director	December 29, 2006

/s/ Henry P. Massey Jr. (Henry P. Massey, Jr.)	Director	December 29, 2006

/s/ Peter S. Cross (Peter S. Cross)	Director	December 29, 2006