Form 10-Q/A
period 2005-12-31
CATAPULT COMMUNICATIONS CORP
filed 2007-01-22
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (Amendment) is being filed to amend, as described below, Items 1,2 and 4 of Part I of the Quarterly Report on Form 10-Q of Catapult Communications Corporation (“we” or the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2006 (“Original Report on Form 10-Q”). The purpose of this Amendment is to (i) restate the unaudited condensed consolidated balance sheet as of December 31, 2005 to correct the presentation of certain investments as “Short-term investments” that were previously reported as “Cash and cash equivalents” in the Original Report on Form 10-Q and (ii) restate the unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2005 to correct cash flows from investing activities as a result of the above restatement by presenting investments in these short-term investments as cash flows from investing activities as discussed in Note 14 to the condensed consolidated financial statements. The above changes had no effect on previously reported total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
     In addition to the amendments discussed above, the Company has added disclosures regarding our short-term investments in (i) Note 1 and Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Controls and Procedures in Item 4 of Part I of the Quarterly Report on Form 10-Q/A. The complete text of Items 1, 2 and 4 of Part I has been set forth in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items from the Original Report on Form 10-Q are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.
     Except for the matters discussed in this Explanatory Note, this Amendment reflects the disclosures made at the time of the filing of the Original Report on Form 10-Q, and no attempt has been made in this Amendment to modify or update such disclosures presented in the Original Report on Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report on Form 10-Q, including any amendments to those filings.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q/A
INDEX

i

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2005
	(As Restated	September 30,
	See Note 14)	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$12,364	$18,952
Short-term investments	59,264	49,855
Accounts receivable, net	12,600	14,724
Inventories	4,187	3,104
Deferred income taxes	801	603
Prepaid expenses	893	1,401

Total current assets	90,109	88,639
Property and equipment, net	1,696	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,795	4,051
Other assets	3,952	3,983

Total assets	$148,946	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,633	$1,547
Accrued liabilities	4,686	5,508
Deferred revenue	8,502	7,697

Total current liabilities	14,821	14,752
Deferred revenue, long-term portion	403	485

Total liabilities	15,224	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,075	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	507	587
Retained earnings	83,125	82,980

Total stockholders’ equity	133,722	132,523

Total liabilities and stockholders’ equity	$148,946	$147,760

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

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2005
	(As Restated
	See Note 14)	2004
	(In thousands)
Cash flows from operating activities:
Net income as reported	$143	$3,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	212	446
Stock based compensation expenses	574	—
Excess tax benefits from stock options exercised	(34)	—
Total tax benefits related to stock based compensation	79	—
Amortization of deferred stock-based compensation	3	9
Amortization of purchased technology	171	171
Amortization of other acquisition related intangibles	84	84
Deferred income taxes	(201)	62
Change in assets and liabilities:
Accounts receivable	2,137	(4,728)
Inventories	(1,099)	(201)
Prepaid expenses	490	418
Other assets	30	1
Accounts payable	96	(385)
Accrued liabilities	(789)	158
Deferred revenue	723	3,023

Net cash provided by operating activities	2,619	2,871

Cash flows from investing activities:
Sale and maturities of short-term investments	18,342	6,439
Purchase of short-term investments	(27,718)	(11,258)
Purchase of property and equipment	(234)	(155)

Net cash used in investing activities	(9,610)	(4,974)

Cash flows from financing activities:
Proceeds from exercise of stock options	479	1,389
Excess tax benefit from stock-based compensation	34	—

Net cash provided by financing activities	513	1,389

Effect of exchange rate changes on cash and cash equivalents	(110)	219

Net decrease in cash and cash equivalents	(6,588)	(495)
Cash and cash equivalents, beginning of period	18,952	20,108

Cash and cash equivalents, end of period	$12,364	$19,613

Unrealized gain (loss) on investments	$33	$(16)

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
     Short-term investments also include variable rate demand notes. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The short-term nature and structure, the frequency with which the interest rate resets, the put option in these instruments and at our discretion indicates that such securities should be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.
     We re-evaluated the presentation of variable rate demand note investments, which we had generally classified as cash equivalents if the period between interest rate resets was 90 days or less, considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. We have revised the classification of variable rate demand notes that are subject to a redemption requirement on the part of third parties (other than the issuer) to correct the classification from cash equivalents to short-term investments. This resulted in a reduction of $5.9 million in the cash and cash equivalents balance and a corresponding increase in short-term investments on the September 30, 2005 balance sheet. In addition, purchases of short-term investments and sales of short-term investments included in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended December 31, 2004 have been revised to reflect the net of $3.0 million for the purchase and sale of these variable rate demand notes. Management believes that the impact of this revision is not material to the financial statements.
     Our short-term investments, together with our cash equivalents, are placed in portfolios managed by four professional money management firms. The portfolios consist primarily of commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, and U.S. government agency securities.

     Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in interest income or interest expense, respectively, in the accompanying unaudited condensed consolidated statements of income and are determined based upon the specific identification method.
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
NOTE 3 — STOCK-BASED COMPENSATION
     Effective October 1, 2005, the Company adopted SFAS No. 123(R), Share-Based Payment. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
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
NOTE 14— RESTATEMENT — SHORT-TERM INVESTMENTS
     Subsequent to the issuance of the company’s Form 10-Q for the period ended December 31, 2005, management determined that certain variable rate demand notes (“VRDNs”) in the amount of $11,105,000 at December 31, 2005, which had previously been included in cash and cash equivalents should have been presented as short-term investments in the unaudited condensed consolidated balance sheets as of December 31, 2005 based upon the reevaluation of the presentation of these investments considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. Amounts were reclassified as short-term investments if the redemption requirement was on the part of a third party, other than the original issuer, prior to the originally established maturity dates. Amounts were classified as cash equivalents if the redemption right was on the part of the original issuer and the period for the interest rate reset date was within 90 days or if the maturity date (as of the date purchased) was less than 90 days. As a result, we have restated the accompanying unaudited condensed consolidated financial statements as of and for the period ended December 31, 2005 to present certain VRDNs as short-term investments instead of cash equivalents. This restatement had no impact on the Company’s total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
     As shown in the tables below, cash and cash equivalents as of December 31, 2005, net cash used in investing activities and net decrease in cash and cash equivalents for the three months ended December 31, 2005 have been restated to reclassify certain short-term investments which had been classified as cash and cash equivalents when such securities should have been reported as short-term investments in the unaudited condensed consolidated balance sheet, and as purchases or sales and maturities of short-term investments in the unaudited condensed consolidated statements of cash flows.

	December 31, 2005	December 31, 2005
	As Previously Reported	As Restated
	(In thousands)
Balance Sheet Components:
Cash and cash equivalents	$23,469	$12,364
Short-term investments	$48,159	$59,264

	Three months ended	Three months ended
	December 31, 2005	December 31, 2005
	As Previously Reported	As Restated
	(In thousands)
Cash Flows Components:
Sale and maturities of short-term investments	$16,242	$18,342
Purchase of short-term investments	$(20,413)	$(27,718)
Net cash used in investing activities	$(4,405)	$(9,610)
Net decrease in cash and cash equivalents	$(1,383)	$(6,588)
Cash and cash equivalents, end of period	$23,469	$12,364
     The cash and cash equivalents balance, end of period, also reflects the revision to the balance of these assets at September 30, 2005 as discussed in Note 1.
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

Forward-looking Statements
     This report on Form 10-Q/A contains statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this report on Form 10-Q/A. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q/A, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005, filed on December 14, 2005.
     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q/A or from time to time by us or on our behalf.
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
Restatement
     As described in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, amounts have been restated to present certain variable rate demand notes as short-term investments instead of cash equivalents. This restatement had no impact on our total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
     Information presented in the accompanying liquidity and capital resources section of Management’s Discussion and Analysis reflects such restatement.
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
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding deteriorated from 85 days for the quarter ended December 31, 2004 to 96 days for the year ended December 31, 2005 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment remained substantially unchanged at $0.2 million in the three months ended December 31, 2004 and 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.0 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments (as restated) used net cash of $4.8 and $9.4 million in the three months ended December 31, 2004 and 2005, respectively.
     Financing activities provided cash of $1.4 million and $0.5 million in the three months ended December 31, 2004 and 2005, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of December 31, 2005, we had working capital of $75.3 million, cash and cash equivalents (as restated) of $12.4 million and short-term investments (as restated) of $59.3 million. As of December 31, 2005, we had the following payment obligations in the listed categories of contractual obligations:

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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of December 31, 2005, short-term investments consisted of available-for-sale securities (as restated) of $59.3 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2005, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
   Evaluation of disclosure controls and procedures.
     Our management reevaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q/A. Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of December 31, 2005 solely because of a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments. Specifically, controls were not operating effectively to ensure that (i)  short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchase and sale of short-term investments were properly reflected in the investing section of the statement of cash flows. This material weakness resulted in the restatement of our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows in our Quarterly Report on Form 10-Q/A for the period ended December 31, 2005.
   Changes in internal control over financial reporting.
     There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ended September 30, 2005, we were required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. As stated in Item 4 of Part I, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A. If in the future we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
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

CATAPULT COMMUNICATIONS CORPORATION

Date: January 22, 2007	By: /s/ Christopher A. Stephenson

Christopher A. Stephenson Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.