Form 10-Q/A
period 2006-03-31
CATAPULT COMMUNICATIONS CORP
filed 2007-01-22
CIK 1063085

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (Amendment) is being filed to amend, as described below, Items 1,2 and 4 of Part I of the Quarterly Report on Form 10-Q of Catapult Communications Corporation (“we” or the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2006 (“Original Report on Form 10-Q”). The purpose of this Amendment is to (i) restate the unaudited condensed consolidated balance sheet as of March 31, 2006 to correct the presentation of certain investments as “Short-term investments” that were previously reported as “Cash and cash equivalents” in the Original Report on Form 10-Q and (ii) restate the unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2006 to correct cash flows from investing activities as a result of the above restatement by presenting investments in these short-term investments as cash flows from investing activities as discussed in Note 14 to the condensed consolidated financial statements. The above changes had no effect on previously reported total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income (loss), earnings (loss) per share or net cash provided by operating activities.
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

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q/A

i

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2006 (As Restated See Note 14)	September 30, 2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$17,556	$18,952
Short-term investments	53,932	49,855
Accounts receivable, net	12,395	14,724
Inventories	4,495	3,104
Deferred income taxes	952	603
Prepaid expenses	1,805	1,401

Total current assets	91,135	88,639
Property and equipment, net	1,921	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,540	4,051
Other assets	3,958	3,983

Total assets	$149,948	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$967	$1,547
Accrued liabilities	4,082	5,508
Deferred revenue	10,997	7,697

Total current liabilities	16,046	14,752
Deferred revenue, long-term portion	371	485

Total liabilities	16,417	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,652	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	530	587
Retained earnings	82,334	82,980

Total stockholders’ equity	133,531	132,523

Total liabilities and stockholders’ equity	$149,948	$147,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Products	$6,914	$15,095	$15,448	$27,468
Services	3,749	3,955	7,317	7,453

Total revenues	10,663	19,050	22,765	34,921

Cost of revenues:
Products	1,245	1,429	2,433	2,671
Services	956	852	2,018	1,673
Amortization of purchased technology	172	172	343	343

Total cost of revenues	2,373	2,453	4,794	4,687

Gross profit	8,290	16,597	17,971	30,234

Operating expenses:
Research and development	3,433	3,211	6,515	6,182
Sales and marketing	4,154	4,802	8,782	9,505
General and administrative	2,321	2,026	4,748	3,932

Total operating expenses	9,908	10,039	20,045	19,619

Operating income (loss)	(1,618)	6,558	(2,074)	10,615
Interest income	620	289	1,240	513
Other income (expense), net	40	(144)	53	(137)

Income (loss) before income taxes	(958)	6,703	(781)	10,991
Provision for (benefit from) income taxes	(169)	1,273	(135)	1,748

Net income (loss)	($789)	$5,430	($646)	$9,243

Net income (loss) per share — basic	($0.05)	$0.37	($0.04)	$0.63

Net income (loss) per share — diluted	($0.05)	$0.36	($0.04)	$0.61

Shares used in per share calculation:
Basic	14,784	14,676	14,763	14,637
Diluted	14,784	15,103	14,763	15,129
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2006 (As Restated See Note 14)	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss) as reported	$(646)	$9,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	477	892
Amortization of deferred stock-based compensation	3	18
Amortization of purchased technology	343	343
Amortization of other acquisition related intangibles	168	168
Stock based compensation expenses	1,054	—
Provision for doubtful accounts	—	40
Deferred income taxes	(351)	62
Total tax benefits related to stock based compensation	80	—
Excess tax benefits from stock options exercised	(35)	—
Change in assets and liabilities:
Accounts receivable	2,341	(2,575)
Inventories	(1,405)	(156)
Prepaid expenses	(419)	146
Other assets	24	23
Accounts payable	(572)	(405)
Accrued liabilities	(1,403)	338
Deferred revenue	3,185	2,340

Net cash provided by operating activities	2,844	10,477

Cash flows from investing activities:
Sale and maturities of short-term investments	44,888	21,071
Purchase of short-term investments	(48,926)	(32,858)
Purchase of property and equipment	(719)	(467)

Net cash used in investing activities	(4,757)	(12,254)

Cash flows from financing activities:
Proceeds from exercise of stock options	576	1,890
Excess tax benefit from stock-based compensation	35	—

Net cash provided by financing activities	611	1,890

Effect of exchange rate changes on cash and cash equivalents	(94)	152

Net (decrease) increase in cash and cash equivalents	(1,396)	265
Cash and cash equivalents, beginning of period	18,952	20,108

Cash and cash equivalents, end of period	$17,556	$20,373

Unrealized gain (loss) on investments	$40	$(37)

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
     We re-evaluated the presentation of these variable rate demand note investments, which we had generally classified as cash equivalents if the period between interest rate resets was 90 days or less, considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. We have revised the classification of variable rate demand notes that are subject to a redemption requirement on the part of third parties (other than the issuer) to correct the classification from cash equivalents to short-term investments. This resulted in a reduction of $5.9 million in the cash and cash equivalents balance and a corresponding increase in short-term investments on the September 30, 2005 balance sheet. In addition, purchases of short-term investments and sales of short-term investments included in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended March 31, 2005 have been revised to reflect the net of $5.4 million for the purchase and sale of these variable rate demand notes. Management believes that the impact of this revision is not material to the financial statements.
     Our short-term investments, together with our cash equivalents, are placed in portfolios managed by four professional money management firms. The portfolios consist primarily of commercial paper, investment quality corporate and municipal bonds, collateralized mortgage obligations, and U.S. government agency securities.
     Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income. Realized gains and losses are reported in interest income or interest expense, respectively, in the accompanying unaudited condensed consolidated statements of operations and are determined based upon the specific identification method.
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
NOTE 14—RESTATEMENT-SHORT-TERM INVESTMENTS
     Subsequent to the issuance of the Company’s Form 10-Q for the period ended March 31, 2006, management determined that certain variable rate demand notes (“VRDNs”) in the amount of $14,075,000 at March 31, 2006, which had previously been included in cash and cash equivalents should have been presented as short-term investments in the unaudited condensed consolidated balance sheets as of March 31, 2006 based upon the reevaluation of the presentation of these investments considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. Amounts were reclassified as short-term investments if the redemption requirement was on the part of a third party, other than the original issuer, prior to the originally established maturity dates. Amounts were classified as cash equivalents if the redemption right was on the part of the original issuer and the period for the interest rate reset date was within 90 days or if the maturity date (as of the date purchased) was less than 90 days. As a result, we have restated the accompanying unaudited condensed consolidated financial statements as of and for the period ended March 31, 2006 to present certain VRDNs as short-term investments instead of cash equivalents. This restatement had no impact on the Company’s total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income (loss), earnings (loss) per share or net cash provided by operating activities.
     As shown in the tables below, cash and cash equivalents as of March 31, 2006, net cash used in investing activities and net increase  in cash and cash equivalents for the six months ended March 31, 2006 have been restated to reclassify certain short-term investments which had been classified as cash and cash equivalents when such securities should have been reported as short-term investments in the unaudited condensed consolidated balance sheet, and as purchases or sales and maturities of short-term investments in the unaudited condensed consolidated statements of cash flows.

	March 31, 2006	March 31, 2006
	As Previously Reported	As Restated
	(In thousands)
Balance Sheet Components:
Cash and cash equivalents	$31,631	$17,556
Short-term investments	$39,857	$53,932

	Six months ended	Six months ended
	March 31, 2006	March 31, 2006
	As Previously Reported	As Restated
	(In thousands)
Cash Flow Components:
Sale and maturities of short-term investments	$42,608	$44,888
Purchase of short-term investments	$(38,471)	$(48,926)
Net cash provided by (used in) investing activities	$3,418	$(4,757)
Net increase in cash and cash equivalents	$6,779	$(1,396)
Cash and cash equivalents, end of period	$31,631	$17,556
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
Forward-looking Statements
     This Quarterly Report on Form 10-Q/A contains statements that are not historical facts but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and relate to such matters as anticipated financial performance and involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this Quarterly Report on Form 10-Q/A. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this Quarterly Report on Form 10-Q/A, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2005, as filed on December 14, 2005. We caution the reader, however, that these factors may not be exhaustive.
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
Restatement
      As described in Note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements, amounts have been restated to present certain variable rate demand notes as short-term investments instead of cash equivalents. This restatement had no impact on our total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income (loss), earnings (loss) per share or net cash provided by operating activities.
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
     Information on revenues from major customers is provided in Note 12 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q/A.
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
     Information on revenues from major customers is provided in Note 12 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q/A.
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
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding deteriorated to 105 days for the quarter ended March 31, 2006 from 60 days for the quarter ended March 31, 2005 due primarily to a decrease in intra-quarter invoicing linearity that resulted from purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: purchases of property and equipment, and purchases and sales of short-term investments. Purchases of property and equipment increased to $0.7 million in the six months ended March 31, 2006 from $0.5 million in the six months ended March 31, 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments (as restated) used net cash of $4.0 million in the six months ended March 31, 2006 and used $11.8 million in the six months ended March 31, 2005.
      Financing activities provided cash of $0.6 million and $1.9 million in the six months ended March 31, 2006 and 2005, respectively, from the exercise of stock options and the sale of shares under our employee stock purchase plan.
     As of March 31, 2006, we had working capital of $75.1 million, cash and cash equivalents (as restated) of $17.6 million and short-term investments (as restated) of $53.9 million. As of March 31, 2006, we had the following payment obligations in the listed categories of contractual obligations:

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
     See Note 2 of the Notes to our Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form
10-Q/A for information on recent accounting pronouncements.

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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of March 31, 2006, short-term investments consisted of available-for-sale securities (as restated) of $53.9 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2006, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our management reevaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q/A. Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of March 31, 2006 solely because of a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments. Specifically, controls were not operating effectively to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchase and sale of short-term investments were properly reflected in the investing section of the statement of cash flows. This material weakness resulted in the restatement of our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2006.

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