Form 10-Q/A
period 2006-06-30
CATAPULT COMMUNICATIONS CORP
filed 2007-01-22
CIK 1063085

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

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (Amendment) is being filed to amend, as described below, Items 1,2 and 4 of Part I of the Quarterly Report on Form 10-Q of Catapult Communications Corporation (“we” or the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2006 (“Original Report on Form 10-Q”). The purpose of this Amendment is to (i) restate the unaudited condensed consolidated balance sheet as of June 30, 2006 to correct the presentation of certain investments as “Short-term investments” that were previously reported as “Cash and cash equivalents” in the Original Report on Form 10-Q and (ii) restate the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2006 to correct cash flows from investing activities as a result of the above restatement by presenting investments in these short-term investments as cash flows from investing activities as discussed in Note 13 to the condensed consolidated financial statements. The above changes had no effect on previously reported total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
     In addition to the amendments discussed above, the Company has added disclosures regarding our short-term investments in (i) Note 1 and Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, (ii) Management’s Discussion and Analysis of Financial Condition and Results of Operations and (iii) Controls and Procedures in Item 4 of Part I of the Quarterly Report on Form 10-Q/A. The complete text of Items 1, 2 and 4 of Part I has been set forth in its entirety, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and the other Items from the Original Report on Form 10-Q are included for the convenience of the reader. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Report on Form 10-Q are not re-filed herewith.
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

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q/A

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006 (As Restated See Note 13)	2005
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,886	$18,952
Short-term investments	49,044	49,855
Accounts receivable, net	8,354	14,724
Inventories, net	4,504	3,104
Deferred income taxes	614	603
Prepaid expenses	1,466	1,401

Total current assets	88,868	88,639
Property and equipment, net	1,922	1,693
Goodwill	49,394	49,394
Other intangibles, net	3,284	4,051
Other assets	6,690	3,983

Total assets	$150,158	$147,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$635	$1,547
Accrued liabilities	3,507	5,508
Deferred revenue	11,096	7,697

Total current liabilities	15,238	14,752
Deferred revenue, long-term portion	339	485

Total liabilities	15,577	15,237

Stockholders’ Equity:
Common stock	15	15
Additional paid-in capital	50,968	48,944
Deferred stock-based compensation	—	(3)
Accumulated other comprehensive income	679	587
Retained earnings	82,919	82,980

Total stockholders’ equity	134,581	132,523

Total liabilities and stockholders’ equity	$150,158	$147,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Products	$6,996	$10,873	$22,444	$38,341
Services	3,793	3,403	11,110	10,856

Total revenues	10,789	14,276	33,554	49,197

Cost of revenues:
Products	1,142	1,236	3,575	3,907
Services	908	923	2,926	2,596
Amortization of purchased technology	171	171	514	514

Total cost of revenues	2,221	2,330	7,015	7,017

Gross profit	8,568	11,946	26,539	42,180

Operating expenses:
Research and development	3,543	3,224	10,058	9,406
Sales and marketing	4,423	4,431	13,205	13,936
General and administrative	2,391	1,946	7,139	5,878

Total operating expenses	10,357	9,601	30,402	29,220

Operating income (loss)	(1,789)	2,345	(3,863)	12,960
Interest income	751	409	1,991	922
Other income (expense), net	3	16	56	(121)

Income (loss) before income taxes	(1,035)	2,770	(1,816)	13,761
Provision for (benefit from) income taxes	(2,091)	387	(2,226)	2,135

Net income	$1,056	$2,383	$410	$11,626

Net income per share — basic	$0.07	$0.16	$0.03	$0.79

Net income per share — diluted	$0.07	$0.16	$0.03	$0.77

Shares used in per share calculation:
Basic	14,801	14,712	14,776	14,662
Diluted	14,887	14,971	14,935	15,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2006 (As Restated See Note 13)	2005
	(In thousands)
Cash flows from operating activities:
Net income, as reported	$410	$11,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	758	1,350
Amortization of deferred stock-based compensation	3	27
Amortization of purchased technology	514	514
Amortization of other acquisition related intangibles	253	252
Stock based compensation expenses	1,802	—
Provision for doubtful accounts	—	(24)
Deferred income taxes	(2,741)	62
Total tax benefits related to stock based compensation	78	—
Excess tax benefits from stock options exercised	(35)	—
Change in assets and liabilities:
Accounts receivable	6,369	(3,785)
Inventories	(1,405)	(200)
Prepaid expenses	(67)	130
Other assets	27	19
Accounts payable	(944)	165
Accrued liabilities	(2,018)	30
Deferred revenue	3,253	2,910

Net cash provided by operating activities	6,257	13,076

Cash flows from investing activities:
Sale and maturities of short-term investments	73,272	32,208
Purchase of short-term investments	(72,422)	(46,428)
Purchase of property and equipment	(936)	(681)

Net cash used in investing activities	(86)	(14,901)

Cash flows from financing activities:
Proceeds from exercise of stock options	604	2,128
Excess tax benefit from stock-based compensation	35	—
Repurchase of common stock	(931)	—

Net cash (used in) provided by financing activities	(292)	2,128

Effect of exchange rate changes on cash and cash equivalents	55	40

Net increase in cash and cash equivalents	5,934	343
Cash and cash equivalents, beginning of period	18,952	20,108

Cash and cash equivalents, end of period	$24,886	$20,451

Non-cash investing activity:
Purchase of property and equipment	$36	$0

Supplemental disclosure:
Unrealized gain (loss) on investments	$39	$(21)

Cash paid for income taxes	1,040	1,073

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
     We re-evaluated the presentation of these variable rate demand note investments, which we had generally classified as cash equivalents if the period between interest rate resets was 90 days or less, considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. We have revised the classification of variable rate demand notes that are subject to a redemption requirement on the part of third parties (other than the issuer) to correct the classification from cash equivalents to short-term investments. This resulted in a reduction of $5.9 million in the cash and cash equivalents balance and a corresponding increase in short-term investments on the September 30, 2005 balance sheet. In addition, purchases of short-term investments and sales of short-term investments included in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2005 have been revised to reflect the net of $7.0 million for the purchase and sale of these variable rate demand notes. Management believes that the impact of this revision is not material to the financial statements.
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
NOTE 13—RESTATEMENT-SHORT-TERM INVESTMENTS
     Subsequent to the issuance of the Company’s Form 10-Q for the period ended June 30, 2006, management determined that certain variable rate demand notes (“VRDNs”) in the amount of $3,615,000 at June 30, 2006, which had previously been included in cash and cash equivalents should have been presented as short-term investments in the unaudited condensed consolidated balance sheets as of June 30, 2006 based upon the reevaluation of the presentation of these investments considering the original maturity dates associated with the underlying bonds as well as the parties involved in the redemption requirements. Amounts were reclassified as short-term investments if the redemption requirement was on the part of a third party, other than the original issuer, prior to the originally established maturity dates. Amounts were classified as cash equivalents if the redemption right was on the part of the original issuer and the period for the interest rate reset date was within 90 days or if the maturity date (as of the date purchased) was less than 90 days. As a result, we restated the accompanying unaudited condensed consolidated financial statements as of and for the period ended June 30, 2006 to present certain VRDNs as short-term investments instead of cash equivalents. This restatement had no impact on the Company’s total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
     As shown in the tables below, cash and cash equivalents as of June 30, 2006, net cash used in investing activities and net increase in cash and cash equivalents for the nine months ended June 30, 2006 have been restated to reclassify certain short-term investments which had been classified as cash and cash equivalents when such securities should have been reported as short-term investments in the unaudited condensed consolidated balance sheets, and as purchases or sales and maturities of short-term investments in the unaudited condensed consolidated statements of cash flows.

	June 30, 2006	June 30, 2006
	As Previously Reported	As Restated
	(In thousands)
Balance Sheet Components:
Cash and cash equivalents	$28,501	$24,886
Short-term investments	$45,429	$49,044

	Nine months ended	Nine months ended
	June 30, 2006	June 30, 2006
	As Previously Reported	As Restated
	(In thousands)
Cash Flows Components:
Sale and maturities of short-term investments	$58,082	$73,272
Purchase of short-term investments	$(59,517)	$(72,422)
Net cash used in investing activities	$(2,371)	$(86)
Net increase in cash and cash equivalents	$3,649	$5,934
Cash and cash equivalents, end of period	$28,501	$24,886
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
Restatement
     As described in Note 13 of the Notes to Unaudited Condensed Consolidated Financial Statements, amounts have been restated to present certain variable rate demand notes as short-term investments instead of cash equivalents. This restatement had no impact on our total current or non-current assets, total current or non-current liabilities, stockholders’ equity, net income, earnings per share or net cash provided by operating activities.
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
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 70 days for the quarter ended June 30, 2006 from 89 days for the quarter ended June 30, 2005 due primarily to an improvement in intra-quarter invoicing linearity that resulted from proportionately less purchasing by our customers later in the quarter. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment increased to $0.9 million in the nine months ended June 30, 2006 from $0.7 million in the nine months ended June 30, 2005. We expect that capital expenditures for our full fiscal 2006 year will total approximately $1.2 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments (as restated) provided net cash of 0.9 million in the nine months ended June 30, 2006 and used net cash of $14.2 million in the nine months ended June 30, 2005.
     Financing activities used cash of $0.3 million in the nine months ended June 30, 2006 as the $0.9 million used to repurchase common stock exceeded the $0.6 million received from the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities provided cash of $2.1 million in the nine months ended June 30, 2005 from the exercise of stock options and the sale of shares under our employee stock purchase plan. As of June 30, 2006, we had working capital of $73.6 million, cash and cash equivalents (as restated) of $24.9 million and short-term investments (as restated) of $49.0 million. As of June 30, 2006, we had the following payment obligations in the listed categories of contractual obligations:

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
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of June 30, 2006, short-term investments consisted of available-for-sale securities (as restated) of $49.0 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2006, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
     Our management reevaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q/A. Based on this reevaluation, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective as of June 30, 2006 solely because of a material weakness in internal control over financial reporting with respect to the accounting for and disclosure of short-term investments. Specifically, controls were not operating effectively to ensure that (i) short-term investments were properly excluded from cash and cash equivalents on the balance sheet, and (ii) the corresponding presentation of the purchase and sale of short-term investments were properly reflected in the investing section of the statement of cash flows. This material weakness resulted in the restatement of our unaudited condensed consolidated balance sheet and unaudited condensed consolidated statement of cash flows in our Quarterly Report on Form 10-Q/A for the period ended June 30, 2006.
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