Form 10-K/A
period 2006-09-30
CATAPULT COMMUNICATIONS CORP
filed 2007-01-29
CIK 1063085

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) is being filed to disclose those items previously omitted from Part III of the Annual Report on Form 10-K (the “Original Filing”), filed by Catapult Communications Corporation, a Nevada corporation (the “Company”), on December 29, 2006, in compliance with General Instruction G.3 to Form 10-K. Accordingly, reference to the Company’s Proxy Statement on the cover page has been deleted. In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Unless otherwise indicated, the exhibits previously filed with the Original Filing is not re-filed herewith.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Form 10-K/A is not a representation that any statements contained in items of Form 10-K other than Part III, Items 10 though 14 are true or complete as of any date subsequent to the Original Filing.

i

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names of the directors and certain information about them as of November 30, 2006 are set forth below. Information regarding our executive officers is included in Item 1, Part I of our Annual Report on Form 10-K previously filed on December 29, 2006, under the caption “Our Executive Officers.”

			Director
Name of Nominee	Age	Principal Occupations	Since

Peter S. Cross(1)(2)(3)	59	Retired	2003
R. Stephen Heinrichs(1)	59	Retired	2005
Nancy H. Karp(3)	61	Retired	1985
Richard A. Karp	62	Chief Executive Officer and Chairman of the Board	1985
Henry P. Massey, Jr.	67	Attorney	2001
John M. Scandalios(1)(2)	76	Retired	1987
Charles L. Waggoner(2)(3)	67	Retired	1991

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of Nominating Committee.

Dr. Peter S. Cross has served as one of our directors since October 2003. Dr. Cross is an independent investor involved as a director, technical advisor and management and engineering consultant. He retired in 1996 from Bay Networks, a telecommunications equipment manufacturer now a part of Nortel Networks, as Senior Vice President of Engineering. From 1987 to 1994, Dr. Cross served as Vice President of Engineering at SynOptics Communications, a telecommunications equipment manufacturer that merged with Wellfleet Communications to form Bay Networks. Dr. Cross holds a B.S.E.E. degree from the California Institute of Technology, and M.S. and Ph.D. degrees in electrical engineering and computer science from the University of California, Berkeley.

Mr. R. Stephen Heinrichs has served as one of our directors since September 2005. Before his retirement in 2001, Mr. Heinrichs was Chief Financial Officer of Avistar Communications Corporation, a publicly-held video communications company he co-founded and for which he presently serves as a director. Mr. Heinrichs is also a director of PDF Solutions, Inc., a provider of software and services for integrated circuit design and manufacture. Mr. Heinrichs was a member of the board of directors of Artisan Components and was its audit committee chairman from January 2003 until the company was acquired in 2005. From 1976 through 1989 he was Chief Financial Officer of Teknekron, a private venture firm, and Chairman and Chief Executive Officer of several Teknekron companies. Mr. Heinrichs holds a B.S. from California State University, Fresno, in Accounting and is a Certified Public Accountant.

Ms. Nancy H. Karp has served as one of our directors since our inception and served as our Treasurer from inception to September 1997 and as our Secretary from inception to October 2002. Ms. Karp holds an M.B.A. from Claremont Graduate University, an M.P.H. degree (public health) from the University of California at Berkeley and a B.S. degree from Texas Tech University.

Dr. Richard A. Karp founded Catapult in 1985 and has served as our Chief Executive Officer and Chairman of the Board since inception and as President from inception to May 2000. Dr. Karp holds a Ph.D. in computer science from Stanford University, an M.S. degree in mathematics from the University of Wisconsin and a B.S. degree in science from the California Institute of Technology.

Mr. Henry P. Massey, Jr. has served as one of our directors since May 2001 and as our Secretary from October 2002 through January 2003. Mr. Massey has practiced law since 1969 and has been a member of the law firm of Wilson Sonsini Goodrich & Rosati, P.C., since August 1982. Mr. Massey has served as Catapult’s principal corporate counsel since 1998. Mr. Massey holds A.B. and J.D. degrees from Cornell University.

Mr. John M. Scandalios has served as one of our directors since November 1987. From 1994 through April 1999, Mr. Scandalios served as Vice President of Sales at Flowpoint Corporation (Flowpoint), a computer networking company. Mr. Scandalios holds M.B.A. and B.A. degrees from the University of Chicago.

Mr. Charles L. Waggoner has served as one of our directors since January 1991. Through 2000, Mr. Waggoner served as President of the FlowPoint Division of Efficient Networks, Inc. From 1993 through 1999, Mr. Waggoner served as President of FlowPoint. Mr. Waggoner holds a B.S.E.E. degree from South Dakota State University.

Dr. Karp and Ms. Karp were married until June 1998. There are no other family relationships between directors and executive officers of the Company.

Audit Committee

The Audit Committee of the Board of Directors consists of Directors Cross, Heinrichs, and Scandalios. Mr. Heinrichs serves as Chairman of the Audit Committee. None of the current Audit Committee members is an employee of Catapult Communications Corporation, and all of them are independent within the meaning of the rules of the Securities and Exchange Commission and the listing standards of The Nasdaq Stock Market (the “Nasdaq Rules”). The Board of Directors has designated Mr. Heinrichs as an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission and has determined that he has the accounting and related financial management expertise to satisfy the requirement that at least one member of the Audit Committee be financially sophisticated within the meaning of the Nasdaq Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements during fiscal year 2006.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which has been filed as Exhibit 14 to our Annual Report on Form 10-K dated December 5, 2003.

Item 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation during the fiscal years ended September 30, 2006, 2005 and 2004 of the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company in the fiscal year ended September 30, 2006 (the CEO and such other officers collectively the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term
				Other Annual	Compensation	All Other
				Compensation	Awards	Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	(1)($)	Options(#)	(2)($)

Richard A. Karp	2006	320,004	3,244	—	30,000	18,197
Chief Executive Officer and	2005	320,004	148,966	—	20,000	16,435
Chairman of the board of directors	2004	320,004	250,450	—	10,000	13,380
David Mayfield	2006	287,500	2,883	—	40,000	12,973
President and	2005	260,000	139,743	—	20,000	11,698
Chief Operating Officer	2004	260,000	234,809	—	10,000	10,762
Christopher Stephenson	2006	207,667	2,162	—	40,000	10,676
Vice President, Chief Financial	2005	182,000	114,070	—	10,000	9,424
Officer and Secretary	2004	182,000	191,087	—	10,000	8,531
Sean Kelly	2006	200,000	2,883	—	30,000	16,586
Vice President, Sales	2005	200,000	130,518	—	20,000	14,983
	2004	200,000	218,236	—	10,000	15,093
Glenn Stewart	2006	200,000	1,622	—	20,000	12,647
Vice President,	2005	200,000	75,174	—	10,000	11,527
Chief Technology Officer	2004	200,000	128,125	—	10,000	11,340

(1)	Includes perquisites only where the aggregate amount thereof equals or exceeds the lesser of $50,000 of 10% of the salary plus bonus for the executive officer.

(2)	Includes (a) health insurance premiums in fiscal 2006 of approximately $15,006 for Dr. Karp, $9,903 for Mr. Mayfield, $9,903 for Mr. Stephenson, $13,842 for Mr. Kelly and $9,903 for Mr. Stewart; (b) employer matching contributions to each officer’s 401-K plan in fiscal 2006 of $2,000 for Dr. Karp, $2,000 for Mr. Mayfield, $2,000 for Mr. Kelly and $2,000 for Mr. Stewart; and (c) life insurance premiums paid by us in the amount of $1,190 for Dr. Karp, $1,070 for Mr. Mayfield, $773 for Mr. Stephenson, $744 for Mr. Kelly and $744 for Mr. Stewart.

Option Grants

The following table shows, as to the Named Executive Officers, information concerning stock options granted during the fiscal year ended September 30, 2006.

Option Grants in Last Fiscal Year

					Potential Realizable
	Individual Grants(1)				Value at Assumed
	Number of	% of Total			Annual Rates of
	Securities	Options			Stock Price
	Underlying	Granted to			Appreciation
	Options	Employees in	Exercise Price	Expiration	for Option Term(4)
Name	Granted(#)(1)	Fiscal Year(2)	Per Share ($/sh)	Date (s)(3)	5%($)	10%($)

Richard A. Karp	30,000	5.4%	12.55	04/30/16	236,779	600,044
David Mayfield	40,000	7.1%	12.55	04/30/16	315,705	800,059
Christopher Stephenson	40,000	7.1%	12.55	04/30/16	315,705	800,059
Sean Kelly	30,000	5.4%	12.55	04/30/16	236,779	600,044
Glenn Stewart	20,000	3.6%	12.55	04/30/16	157,853	400,029

(1)	These options were granted pursuant to our 1998 Stock Plan and have terms of 10 years, subject to earlier termination in certain events related to termination of employment. These options vest as to 1/8th of the underlying shares six months after the date of grant, and as to 1/48th of the shares each month thereafter. The exercise price of the options we grant is equal to the fair market value of our Common Stock as measured by the closing sales price of our Common Stock on the Nasdaq National Market on the date of grant. The exercise price may be paid by cash or check, or surrender of shares of our Common Stock owned by the optionee for more than six months. Alternatively, optionees may exercise their shares under a cashless exercise program. Under this program, the optionee may provide irrevocable instructions to sell the shares acquired on exercise and to remit to us a cash amount equal to the exercise price and all applicable withholding taxes.

(2)	Based on an aggregate of 559,585 shares subject to options granted in fiscal 2006.

(3)	Options may terminate before their expiration dates if the optionee’s status as an employee or consultant is terminated or upon the optionee’s death or disability.

(4)	The potential realizable value is calculated based on the term of the option (10 years) and assumes that the deemed value at the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company’s estimate or projection of the Company’s future Common Stock prices.

Option Exercises and Values

The following table sets forth certain information regarding option exercises by the Named Executive Officers during the fiscal year ended September 30, 2006. as well as the options held by such Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

					Value of Unexercised
	Shares		Number of Unexercised Options		In-the-Money Options
	Acquired on	Value	at September 30, 2006 (#)		at September 30, 2006 ($)(1)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Richard A. Karp	—	—	154,166	45,834	43,732	7,468
David Mayfield	—	—	115,666	55,834	43,732	7,468
Christopher Stephenson	—	—	34,874	49,376	34,132	7,468
Sean Kelly	—	—	72,832	54,168	—	—
Glenn Stewart	22,500	307,275	98,624	29,376	43,732	7,468

(1)	Value of in-the-money options is based on market value of the Company’s Common Stock on September 30, 2006 of $8.36 minus the exercise price.

Employment Agreements and Change in Control Arrangements

Unless options shall have become fully exercisable as a result of a dissolution, merger or asset sale, in the event of a Change of Control, as described below, the options granted to our non-employee directors shall become vested and exercisable in full. A Change of Control means (i) the acquisition of 50% or more of the total voting power represented by our then outstanding voting securities by a “person” (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934), other than (A) a trustee or other fiduciary holding securities under one of our employee benefit plans acting in such capacity, (B) a corporation owned directly or indirectly by our stockholders in substantially the same proportions as their ownership of our stock or (C) Richard A. Karp or Nancy H. Karp; (ii) the consummation of the sale or disposition by us or all of substantially all of our assets; or (iii) the consummation of a merger or consolidation of Catapult with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent (50%) of the total voting power represented by voting securities of Catapult or such surviving entity or its parent outstanding immediately after such merger or consolidation.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2006, our Compensation Committee consisted of Peter S. Cross, John M. Scandalios, and Charles L. Waggoner. None of the current members of the Compensation Committee is an officer or employee or former officer or employee of the Company. None of the members of the Compensation Committee have interlocking relationships as defined by the Securities and Exchange Commission nor any other relationship requiring disclosure.

Director Compensation

Each of our non-employee directors is compensated at a rate of $1,000 per board meeting ($500 for telephonic attendance) and $500 per committee meeting attended by the director, except that directors are not separately compensated for committee meetings held in conjunction with meetings of the board of directors. Each non-employee director also receives an annual fiscal year retainer of $10,000 for non-committee directors, $15,000 for directors who serve on the Audit or Compensation Committees, and $20,000 for the Chairman of the Audit Committee.

Non-employee directors are also eligible for option grants under our 1998 Stock Plan. In April 2006, each non-employee director received an option grant to purchase 10,000 shares of our Common Stock under our 1998 Stock Plan at an exercise price of $12.55 per share.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 about our Common Stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our board of directors under all equity compensation plans:

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be		Weighted-Average Exercise	Equity Compensation
	Issued Upon Exercise of		Price of Outstanding	Plans (Excluding
	Outstanding Options,		Options,	Securities Reflected
Plan Category	Warrants and Rights		Warrants and Rights	in Column(a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	2,334,867	(1)	$15.14	933,418	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	2,334,867		$15.14	933,418

(1)	Of these shares of Common Stock, 1,200 shares were subject to outstanding options under the 1989 Stock Option Plan and 2,333,667 shares were subject to outstanding options under the 1998 Stock Plan.

(2)	These shares of Common Stock remain available for future issuance under the 1998 Stock Plan. The 1998 Employee Stock Purchase Plan was terminated on October 31, 2005. The 1989 Stock Option Plan and the UK Executive Share Option Scheme were terminated in 1999, and no shares are available for future grant thereunder.

PRINCIPAL STOCKHOLDERS

The following table provides information relating to the beneficial ownership of our Common Stock as of December 8, 2006 (except as otherwise indicated) by:

•	each stockholder known by us to own beneficially more than 5% of our Common Stock;

•	each of our executive officers named in the summary compensation table under Item 11, Part III of this report;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined based on the rules of the Securities and Exchange Commission. The column captioned “Total Shares and Shares Underlying Exercisable Options or Convertible Securities Beneficially Owned” includes the number of shares of our Common Stock subject to options or convertible securities that are currently exercisable or will become exercisable on or before February 6, 2007, sixty (60) days from December 8, 2006. The number of shares subject to options or convertible securities that each beneficial owner has the right to acquire on or before February 6, 2006 is listed separately under the column “Number of Shares Underlying Options or Convertible Securities Exercisable on or before February 6, 2007.” These shares are not deemed exercisable for purposes of computing the beneficial ownership of any other person. Percent of beneficial ownership is based upon 14,022,140 shares of our Common Stock outstanding as of December 8, 2006. The address for those individuals for which an address is not otherwise provided is c/o Catapult Communications Corporation, 160 South Whisman Road, Mountain View, California 94041. Unless otherwise indicated, we believe the stockholders listed have sole voting or investment power with respect to all shares, subject to applicable community property laws.

		Number of
		Shares	Total Shares
		Underlying	and Shares
		Options or	Underlying
		Convertible	Exercisable
	Number of	Securities	Options or	Percentage
	Outstanding	Exercisable	Convertible	of Outstanding
	Shares	on or before	Securities	Shares
	Beneficially	February 6,	Beneficially	Beneficially
Name and Address	Owned	2006	Owned	Owned

Richard A. Karp(1)	2,830,770	163,125	2,993,895	21.11%
Fidelity Management & Research(3)	1,898,032	—	1,898,032	13.54%
82 Devonshire Street
Boston, Massachusetts 02109
Royce & Associates LLC(5)	1,424,725	—	1,424,725	10.16%
1414 Avenue Of The Americas
New York, New York 10019
T. Rowe Price Associates, Inc.(4)	1,396,100	—	1,396,100	9.96%
100 East Pratt St.
Baltimore, MD 21202
Nancy H. Karp(2)	1,347,281	19,844	1,367,125	9.74%
Glenn Stewart	110,636	104,875	215,511	1.53%
Sean Kelly	900	86,374	87,274	*
David Mayfield	—	126,500	126,500	*
Christopher Stephenson	—	44,875	44,875	*
John M. Scandalios	30,810	19,844	50,654	*
Charles L. Waggoner(6)	14,500	19,844	34,344	*
Henry P. Massey, Jr.	4,000	34,844	38,844	*
Peter S. Cross	—	16,927	16,927	*
R. Stephen Heinrichs	—	10,208	10,208	*
All directors and executive officers as a group (17 persons)(1)(2)(6)	4,389,169	1,095,249	5,484,418	36.28

*	Less than 1%

(1)	Includes 78,330 shares held by trusts for the benefit of Dr. Karp’s children of which Dr. Karp is a trustee. Dr. Karp has voting and dispositive control over such shares.

(2)	Includes 61,328 shares held by trusts for the benefit of Ms. Karp’s children of which Ms. Karp is a trustee. Ms. Karp has voting and dispositive control over such shares.

(3)	Information based on the Schedule 13F filed for the quarter ended September 30, 2006 with the Securities and Exchange Commission by Fidelity Management & Research, LLC.

(4)	Information based on the Schedule 13F filed for the quarter ended September 30, 2006 with the Securities and Exchange Commission by T. Rowe Price Associates, Inc.

(5)	Information based on the Schedule 13F filed for the quarter ended September 30, 2006 with the Securities and Exchange Commission by Royce & Associates LLC.

(6)	Includes 1,500 shares held by trusts for the benefit of Mr. Waggoner’s two grandchildren of which Mr. Waggoner is a trustee. Mr. Waggoner has voting and dispositive control over such shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan from Catapult in November 2000 in the amount of $250,000 in connection with his initial employment with

Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2005 was $208,000 including a prepayment for the first fiscal quarter 2006 and the debt had been reduced to $201,700 at September 30, 2006.

Henry P. Massey, Jr., one of our directors, is a member of the law firm of Wilson Sonsini Goodrich & Rosati, Professional Corporation (WSGR), which provides various legal services to Catapult. We anticipate that WSGR will continue to provide services in the current fiscal year.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table is a summary of the fees billed to us by Deloitte & Touche LLP for professional services for the fiscal year ended September 30, 2006 and the fees billed to us by PricewaterhouseCoopers LLP for professional services for the fiscal year ended September 30, 2005:

	Fiscal	Fiscal
Fee Category	2006 Fees	2005 Fees

Audit Fees	$1,124,950	$1,356,887
Audit-Related Fees	—	—
Tax Fees		62,585
All Other Fees	1,500	1,589

Total Fees	$1,126,450	$1,421,061

Audit Fees.  Consists of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements. Audit fees also included the audit of management’s report on the effectiveness of Catapult’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Fees.  Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees.  Consists of fees for products and services other than the services reported above. In fiscal 2006 and 2005, these services included administrative services.

The Audit Committee’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have as duly caused the report to be signed on our behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

By:	/s/ Richard A. Karp
Richard A. Karp
Chief Executive Officer & Chairman of the Board

Date: January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Karp (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	January 29, 2007

/s/ Christopher A. Stephenson (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	January 29, 2007

/s/ Charles L. Waggoner* (Charles L. Waggoner)	Director	January 29, 2007

/s/ R. Stephen Heinrichs* (R. Stephen Heinrichs)	Director	January 29, 2007

/s/ John M. Scandalios* (John M. Scandalios)	Director	January 29, 2007

/s/ Nancy H. Karp* (Nancy H. Karp)	Director	January 29, 2007

/s/ Henry P. Massey, Jr.* (Henry P. Massey, Jr.)	Director	January 29, 2007

/s/ Peter S. Cross* (Peter S. Cross)	Director	January 29, 2007

By:	/s/ Richard A. Karp
Richard A. Karp
Attorney-in-Fact

*	Such signature has been affixed pursuant to a Power of Attorney filed as an exhibit to the Annual Report on Form 10-K filed on December 29, 2006 and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Title

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002