Form 10-Q
period 2007-03-31
CATAPULT COMMUNICATIONS CORP
filed 2007-05-10
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
     As of March 31, 2007, there were 13,929,335 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006
	(In thousands, except share
	and par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$29,375	$22,462
Short-term investments	37,876	47,672
Accounts receivable, net of allowances of $16 and $15 as of March 31, 2007 and September 30, 2006, respectively	8,598	9,696
Inventories	3,522	3,484
Deferred tax assets	121	91
Prepaid expenses and other current assets	1,677	1,586

Total current assets	81,169	84,991
Property and equipment, net	1,828	1,912
Goodwill	49,394	49,394
Other intangibles, net	180	216
Deferred tax assets, long-term	993	20
Other assets	2,079	274

Total assets	$135,643	$136,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$879	$874
Accrued liabilities	4,314	3,718
Deferred revenue	7,959	7,703

Total current liabilities	13,152	12,295
Deferred revenue, long-term	294	256
Deferred taxes and other liabilities, long-term	3,771	2,524

Total liabilities	17,217	15,075

Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,929,335 and 14,438,206 issued and outstanding as of March 31, 2007 and September 30, 2006, respectively	14	14
Additional paid-in capital	49,308	50,450
Accumulated other comprehensive income	862	687
Retained earnings	68,242	70,581

Total stockholders’ equity	118,426	121,732

Total liabilities and stockholders’ equity	$135,643	$136,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Products	$6,069	$6,914	$12,625	$15,448
Services	3,524	3,749	7,535	7,317

Total revenues	9,593	10,663	20,160	22,765

Cost of revenues:
Products	1,290	1,245	2,418	2,433
Services	748	956	1,602	2,018
Amortization of purchased technology	12	172	24	343

Total cost of revenues	2,050	2,373	4,044	4,794

Gross profit	7,543	8,290	16,116	17,971

Operating expenses:
Research and development	3,270	3,433	6,285	6,515
Sales and marketing	3,941	4,154	8,232	8,782
General and administrative	2,194	2,321	4,478	4,748

Total operating expenses	9,405	9,908	18,995	20,045

Operating loss	(1,862)	(1,618)	(2,879)	(2,074)
Interest income	840	620	1,647	1,240
Other income, net (Note 13)	1,835	40	1,828	53

Income (loss) before income taxes	813	(958)	596	(781)
Provision for (benefit from) income taxes	749	(169)	976	(135)

Net income (loss)	$64	$(789)	$(380)	$(646)

Net income (loss) per share – basic	$0.00	$(0.05)	$(0.03)	$(0.04)

Net income (loss) per share – diluted	$0.00	$(0.05)	$(0.03)	$(0.04)

Shares used in per share calculation:
Basic	13,970	14,784	14,037	14,763
Diluted	14,025	14,784	14,037	14,763
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss as reported	$(380)	$(646)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	432	477
Amortization of purchased technology	24	343
Amortization of other acquisition related intangibles	12	168
Amortization of deferred stock-based compensation	—	3
Provision for doubtful accounts	1	—
Deferred income taxes	250	(351)
Stock based compensation expenses	1,370	1,054
Excess tax benefits from stock options exercised	—	(35)
Total tax benefits related to stock based compensation	—	80
Gain on disposal of fixed assets	(15)	—
Change in assets and liabilities:
Accounts receivable	1,097	2,341
Inventories	(37)	(1,405)
Prepaid expenses and other current assets	(84)	(419)
Other assets	(1,805)	24
Accounts payable	(10)	(583)
Accrued liabilities	567	(1,403)
Deferred revenue	294	3,185

Net cash provided by operating activities	1,716	2,833

Cash flows from investing activities:
Sale and maturities of short-term investments	55,683	44,888
Purchase of short-term investments	(45,888)	(48,926)
Purchase of property and equipment	(354)	(708)
Proceeds from sale of property and equipment	60	—

Net cash provided by (used in) investing activities	9,501	(4,746)

Cash flows from financing activities:
Repurchase of common stock	(4,482)	—
Proceeds from exercise of stock options	10	576
Excess tax benefit from stock options exercised	—	35

Net cash provided by (used in) financing activities	(4,472)	611

Effect of exchange rate changes on cash and cash equivalents	168	(94)

Net increase (decrease) in cash and cash equivalents	6,913	(1,396)

Cash and cash equivalents, beginning of period	22,462	18,952

Cash and cash equivalents, end of period	$29,375	$17,556

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$(2)	$40
Cash paid for income taxes	193	634

Non-cash investing activities:
Purchase of property and equipment on account	$12	$11
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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and filed with the SEC on December 29, 2006 as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007. The unaudited condensed consolidated financial statements as of March 31, 2007, and for the three and six months ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2006 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the six months ended March 31, 2007 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006 as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged. We are currently evaluating FIN 48 and its possible impacts on our consolidated financial statements and related disclosures. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective tax rates, and/or increases in future effective tax rate volatility.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires companies to quantify the impact of all correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 has not had a material impact on the Company’s consolidated financial statements and related disclosures.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements and related disclosures.
NOTE 3 — STOCK-BASED COMPENSATION
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool.
Stock-based Compensation Expense
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2007.

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Stock-Based Compensation Expense:
Cost of sales – products	$28	$19	$63	$41
Cost of sales – services	51	34	117	72
Research and development expense	177	118	324	250
Selling and marketing expense	142	118	314	276
General and administrative expense	244	191	552	415

Total stock-based compensation expense	642	480	1,370	1,054
Tax effect on stock-based compensation expenses	(4)	(155)	(9)	(347)

Net effect on net income	$638	$325	$1,361	$707

Net effect on basic net income (loss) per share	$0.05	$0.02	$0.10	$0.05

Net effect on diluted net income (loss) per share	$0.05	$0.02	$0.10	$0.05

General Option Information
     Information with respect to stock option activity from October 1, 2006 through March 31, 2007 is set forth below:

			Weighted
			Average
	Number of	Weighted	Remaining
	Options	Average	Contractual	Aggregate
	Outstanding	Exercise Price	Term	Intrinsic Value
			(years)	(in thousands)
Balance at October 1, 2006	2,334,867	$15.14	6.95	$569

Granted	139,021	8.70
Exercised	(2,580)	3.69
Canceled, forfeited or expired	(174,919)	17.04

Balance, March 31, 2007	2,296,389	$14.62	6.43	$1,001

Vested or expected to vest, March 31, 2007	2,215,323	$14.71	6.43	$972

Exercisable, March 31, 2007	1,641,941	$15.53	5.49	$836

     As of March 31, 2007, the total number of options available for grant was 969,316.
     Exercise price equal to market value of options granted were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted average exercise price	$8.64	$11.79	$8.70	$15.47
Weighted average fair value	$4.41	$7.19	$4.61	$9.36
     As of March 31, 2007, approximately $2.8 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.5 years. During the six month periods ended March 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $13,800 and $525,700, respectively.
Valuation Assumptions
     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans
	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Expected life of option	4.12 years	5.42 years	4.48 years	5.42 years
Expected volatility	61.2%	66.0%	61.6%	66.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.82%	4.47%	4.60%	4.50%
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

     Expected Volatility: The fair value of stock-based payments made through the quarter ended March 31, 2007, was determined using the Black-Scholes method with a volatility factor based on the Company’s historical stock prices.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net income (loss), as reported for basic and diluted earnings per share	$64	$(789)	$(380)	$(646)

Weighted average shares outstanding	13,970	14,784	14,037	14,763
Dilutive options	55	—	—	—

Weighted average shares assuming dilution	14,025	14,784	14,037	14,763

Net income (loss) per share:
Basic	$0.00	$(0.05)	$(0.03)	$(0.04)

Diluted	$0.00	$(0.05)	$(0.03)	$(0.04)

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Common stock options	2,285	1,943	2,235	1,926

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	March 31,	September 30,
	2007	2006
	(In thousands)
Inventories:
Raw materials	$2,983	$2,860
Work-in-process	155	241
Finished goods	384	383

	$3,522	$3,484

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent goodwill impairment test as of September 30, 2006 and determined that there were no indicators of impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2006 and March 31, 2007, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the first half of fiscal year 2007, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006. Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of March 31, 2007			As of September 30, 2006
	Gross			Gross		Net
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Purchased technology	$4,800	$(4,682)	$118	$4,800	$(4,658)	$142
Trade names	1,000	(975)	25	1,000	(970)	30
Customer relationships	1,000	(975)	25	1,000	(970)	30
Non-compete agreement	400	(388)	12	400	(386)	14
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,420)	$180	$7,600	$(7,384)	$216

     The estimated future amortization expense of purchased intangible assets as of March 31, 2007 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2007 (remaining six months)	$37
2008	73
Thereafter	70

Total	$180

NOTE 7 — WARRANTY ACCRUAL
     The following table represents the activity in warranty accrual for the six months ended March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Balances at beginning of period	$—	$74
Utilized	—	(27)
Charged (reduction) to cost and expenses	—	14

Balances at end of quarter	$—	$61

NOTE 8 — INCOME TAXES
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $749,000 and a tax benefit of $169,000 in the three months ended March 31, 2007 and March 31, 2006, respectively and a tax provision of $976,000 and a tax benefit of $135,000 in the six months ended March 31, 2007 and March 31, 2006, respectively. Having taken a full valuation allowance against our US deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.

NOTE 9 — STOCKHOLDER’S EQUITY
Comprehensive Income (loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
	(In thousands)
Net income (loss), as reported	$64	$(789)	$(380)	$(646)
Currency translation adjustment	49	15	177	(97)
Unrealized gains (losses) on investments	(1)	7	(2)	40

Comprehensive income (loss)	$112	$(767)	$(205)	$(703)

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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of the Company’s common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2006, we repurchased and canceled 388,951 shares at a cost of approximately $3.6 million. In the three months ended December 31, 2006, we repurchased and canceled 417,118 shares at a cost of approximately $3.6 million. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be repurchased under the program and in the three month period ended March 31, 2007, we repurchased and canceled 94,333 shares at a cost of approximately $0.9 million. As of March 31, 2007, approximately 1,842,000 shares remained available for repurchase under the authorization.
NOTE 10 — GEOGRAPHICAL INFORMATION
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

	North	UK, Europe &			Consolidated
	America	Middle East	Japan	Other	Total
	(In thousands)
Six months ended March 31, 2007
Revenues from unaffiliated customers	$5,256	$5,984	$5,746	$3,174	$20,160

Six months ended March 31, 2006
Revenues from unaffiliated customers	$7,194	$7,066	$5,654	$2,851	$22,765

As of March 31, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$1,039	$433	$241	$115	$1,828

As of September 30, 2006
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$1,153	$394	$244	$121	$1,912
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 22% and 29% of our total revenues in the six months ended March 31, 2007 and 2006, respectively. Revenues from Germany and China represented 11% and 10%, respectively, of our total revenues in the six months ended March 31, 2007 and less than 10% in the six months ended March 31, 2006. Operations in Ireland accounted for 32% and 31% of the consolidated identifiable assets at March 31, 2007 and 2006, respectively.
NOTE 11 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of March 31, 2007 or September 30, 2006, or 10% or more of our revenues for the three or six months ended March 31, 2007 or 2006, were as follows:

			Percentage of Revenues
	Percentage of Accounts Receivable as of		Three months ended		Six months ended
	March 31,	September 30,	March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Customer A	—	—	—	11%	—	11%
Customer B	—	10%	11%	13%	—	—
Customer C	—	—	—	10%	—	—
Customer D	—	38%	12%	12%	15%	—
Customer E	11%	—	—	—	—	13%
Customer F	16%	—	14%	—	10%	—
Customer G	10%	—	—	—	—	—
NOTE 12 — CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV (“Tucana”), a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (“NDB”) in August 2002. The writ alleges that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and seeks damages of 12,461,000 Euros (approximately $16.7 million as of March 31, 2007) plus interest and legal costs. The case was heard on April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action that had been instituted in October 2002 against the Company and its Irish subsidiary by Tucana. The basis of dismissal was lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment made by the Antwerp Commercial Court in Antwerp, Belgium on May 5, 2006. A hearing has been scheduled for October 1, 2007. The Company believes that we properly terminated any contract we had with Tucana and that Tucana is not entitled to any damages in this matter. We have defended the action vigorously and will continue to do so in the appeal. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of the loss that might be incurred.
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
NOTE 13 — LEGAL SETTLEMENT
     On January 17, 2007, Catapult Communications Corporation and its wholly-owned subsidiary, Catapult Communications International Limited, (collectively, “Catapult”) entered into a settlement agreement with Nethawk Corporation and Nethawk Oyj (collectively “Nethawk”) under which Nethawk Corporation and certain Nethawk shareholders, collectively, transferred a total of 710,000 shares of Nethawk Oyj common stock to Catapult, and Catapult dismissed all claims against Nethawk under a suit filed by Catapult in the United States District Court for the Northern District of Illinois, Eastern Division in December 2005. No party to the agreement has admitted any wrongdoing. The agreement contains other terms to protect against future misuse of proprietary information by either party. The shares transferred to Catapult represent an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, and have been recorded on the balance sheet of Catapult as a long-term asset under the heading Other Assets at a fair value of $1.8 million as determined by management.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2006, as filed with the Securities and Exchange Commission on December 29, 2006, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007.
Forward-looking Statements
     This report on Form 10-Q contains statements that are not historical facts but are forward-looking statements relating to such matters as anticipated financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our business or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements include, in particular, statements about our plans, strategies, prospects, changes and trends in our business and the markets in which we operate as described in this report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “forecast,” “predict,” “propose,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions.
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2006, filed on December 29, 2006, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007.
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
Conditions and Trends in Our Industry
     In our fiscal year ended September 30, 2006, we experienced a reduction in revenues in comparison with the previous fiscal year due to three factors: increased competition from customers’ own test equipment offerings in the Japanese market, our own product development delays, and weaker overall demand in the market for software-based telecommunications test systems. These factors resulted in reduced purchasing of our products and services by our customers in North America, Europe and Japan. In other markets (referred to by us as “Rest of World”), we continued to see revenue growth. The 33% growth in Rest of World revenues in fiscal 2006 in comparison with the previous fiscal year reflected additional business from domestic telecommunications manufacturer customers in China and Korea, and increased research and development activity in China by some of our multinational customers.

     In the six months ended March 31, 2007, we were no longer affected by product development delays, but we continued to experience weak demand due to competition from customer test products in Japan and to the effects of consolidation among major customers outside Japan, such as Alcatel, Lucent and Nortel.
Summary of Our Financial Performance in the Second Quarter of Fiscal 2007
     For the reasons outlined in the second paragraph of the preceding section, “Conditions and Trends in our Industry”, our revenues in the three months ended March 31, 2007 decreased by 10% to $9.6 million from $10.7 million in the three months ended March 31, 2006. Our gross profit margin increased by one percentage point to 79% as a result of lower amortization expenses, and our operating expenses decreased by 5% primarily due to reductions in staffing levels and amortization expenses. As these improvements in gross profit margin and operating expense levels were not sufficient to offset the decrease in revenue, our operating loss increased to $1.9 million from $1.6 million.
     During the second quarter of 2007, our cash, cash equivalents and short-term investments decreased by $0.3 million due to $0.9 million in share repurchases. Cash flows from operating activities were $0.7 million. Net capital expenditures in the second quarter of fiscal 2007 amounted to $0.2 million.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Revenues:
Products	63.3%	64.8%	62.6%	67.9%
Services	36.7	35.2	37.4	32.1

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	13.5	11.7	12.0	10.7
Services	7.8	9.0	8.0	8.9
Amortization of purchased technology	0.1	1.6	0.1	1.5

Total cost of revenues	21.4	22.3	20.1	21.1

Gross profit	78.6	77.7	79.9	78.9

Operating expenses:
Research and development	34.1	32.2	31.2	28.6
Sales and marketing	41.1	38.9	40.8	38.6
General and administrative	22.8	21.8	22.2	20.8

Total operating expenses	98.0	92.9	94.2	88.0

Operating loss	(19.4)	(15.2)	(14.3)	(9.1)
Interest income	8.8	5.8	8.2	5.5
Other income, net	19.1	0.4	9.1	0.2

Income (loss) before income taxes	8.5	(9.0)	3.0	(3.4)
Provision for (benefit from) income taxes	7.8	(1.6)	4.9	0.6

Net income (loss)	0.7%	(7.4%)	(1.9)%	(2.8%)

Gross profit margin on products products	78.7%	82.0%	80.9%	84.3%

Gross profit margin on services	78.8%	74.5%	78.7%	72.4%

     Gross profit margin on products and services excludes amortization of purchased technology.

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006
     Revenues
     Our revenues for the three months ended March 31, 2007 decreased by 10% to $9.6 million from $10.7 million in the three months ended March 31, 2006. Over the same period, product revenues decreased by approximately 12% to $6.1 million from $6.9 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems, primarily due to weaker demand resulting from the effects of consolidation among major customers outside Japan such as Alcatel, Lucent and Nortel and continuing competition from customer test products in Japan; and to a 2% decrease in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues decreased approximately 6% to $3.5 million from $3.7 million, due primarily to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the three months ended March 31, 2007 in comparison with the three months ended March 31, 2006:
•	North American revenues decreased by 19% to $2.3 million from $2.9 million;

•	European revenues decreased by 27% to $2.3 million from $3.2 million;

•	Japanese revenues decreased by 13% to $3.6 million from $4.1 million; and

•	Rest of World revenues increased by 179% to $1.3 million from $0.5 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product remained substantially unchanged at $1.3 million for the three months ended March 31, 2007 in comparison with the three months ended March 31, 2006. Gross margin on product revenues decreased to 79% from 82% due to increased hardware component and manufacturing overhead costs as a percentage of product revenues. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support, training and consulting personnel as well as the costs of materials and equipment. Cost of services revenues decreased by approximately 22% to $0.7 million in the three months ended March 31, 2007 from $1.0 million in the three months ended March 31, 2006, due primarily to a decrease of 28%, or 7 employees, in the number of employees engaged in customer support. Gross margin on services revenues increased to 79% from 74% as cost of services revenues decreased more than services revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology decreased by $0.2 million to $12,000 in the three months ended March 31, 2007 compared with the same period the previous year due to the impairment charge recognized in the fourth quarter of fiscal 2006.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and stock-based compensation for engineers, as well as materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 5% to $3.3 million for the three months ended March 31, 2007 from $3.4 million for the three months ended March 31, 2006 due to a decrease of 4%, or 3 employees, in the number of employees engaged in research and development activities, and to a decrease of $0.2 million in expenses associated with the introduction of new hardware products. These decreases were partially offset by annual compensation increases. As a percentage of total revenues, research and development expenses increased to 34% from 32% over the same period. We expect research and development expenses in each of the remaining quarters of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees.*
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and stock-based compensation, as well as occupancy costs, travel and promotional expenses. Sales and marketing expenses decreased by approximately 5% to $3.9 million for the three months ended March 31, 2007 from $4.2 million for the three months ended

March 31, 2006, primarily due to a decrease of 13%, or 13 employees, in the number of employees engaged in sales and marketing activities. This decrease in headcount was partially offset by an increase of $0.2 million in variable compensation due to above-target order levels and by an exchange rate driven increase of $0.1 million due to average increases of 11% in the British pound and 9% in the Euro against the dollar. As a percentage of total revenues, sales and marketing expenses increased to 41% from 39% over the same period. We expect quarterly sales and marketing expenses to increase in the remaining quarter of the current fiscal year due to increased variable compensation.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and stock-based compensation. General and administrative expenses decreased approximately 5% to $2.2 million for the three months ended March 31, 2007 from $2.3 million for the three months ended March 31, 2006, primarily due to a decrease of 18%, or 4 employees, in the number of employees engaged in general and administrative activities and to a decrease of $0.1 million in amortization charges . These decreases were partially offset by an increase of $0.1 million in variable compensation due to higher revenue levels as a percentage of target and by an increase of $0.1 million in non-cash stock option compensation costs. As a percentage of total revenues, general and administrative expenses increased to 23% from 22% over the same period. We expect quarterly general and administrative expenses to remain relatively constant over the remainder of the current fiscal year.*
     Interest income
     Interest income increased to $0.8 million in the three months ended March 31, 2007 from $0.6 million in the three months ended March 31, 2006 due to increases in short-term interest rates and in the portion of the Company’s short-term investment portfolio invested in securities with a higher, fully-taxable yield.
     Other income, net
     Other income, net increased to $1.8 million in the three months ended March 31, 2007 from $40,000 in the three months ended March 31, 2006 due to the settlement of a lawsuit as described in Part II, Item 1, Legal Proceedings, below.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $0.7 million in the three months ended March 31, 2007, compared with a tax benefit of $0.2 million in the three months ended March 31, 2006. The disparity in tax reflects the full valuation allowance that we took against our US deferred tax assets at the end of fiscal 2006. As a result of this allowance, in fiscal 2007 we are no longer recording a tax benefit for U.S. pre-tax losses; our tax provision consists of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. As we are operating relatively close to break-even, our tax provision is very sensitive to these factors and also to any variance in our actual results for the remainder of the fiscal year from the forecast results used to calculate our tax rate.
Comparison of the Six-Month Periods Ended March 31, 2007 and 2006
     Revenues
     Our revenues for the six months ended March 31, 2007 decreased by 11% to $20.2 million from $22.8 million in the six months ended March 31, 2006. Over the same period, product revenues decreased by approximately 18% to $12.6 million from $15.4 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems, primarily due to weaker demand resulting from the effects of consolidation among major customers outside Japan such as Alcatel, Lucent and Nortel and to a 2% decrease in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues increased approximately 3% to $7.5 million from $7.3 million primarily due to an increase of $0.3 million in training and consulting revenue, partially offset by a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the six months ended March 31, 2007 in comparison with the six months ended March 31, 2006:
•	North American revenues decreased by 27% to $5.3 million from $7.2 million;

•	European revenues decreased by 15% to $6.0 million from $7.1 million;

•	Japanese revenues remained substantially unchanged at $5.7 million; and

•	Rest of World revenues increased by 11% to $3.2 million from $2.9 million.

     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues remained substantially unchanged at $2.4 million for the six months ended March 31, 2007 in comparison with the six months ended March 31, 2006. Gross margin on product revenues decreased to 81% from 84% due to increased hardware component and manufacturing overhead costs as a percentage of revenue.
     Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support, training and consulting personnel as well as the costs of materials and equipment. Cost of services revenues decreased by approximately 21% to $1.6 million in the six months ended March 31, 2007 from $2.0 million in the six months ended March 31, 2006, due primarily to a decrease of 31%, or 8 employees, in the number of employees engaged in customer support. This decrease was partially offset by annual compensation increases. Gross margin on services revenues increased to 79% from 72% as services revenues decreased less than the cost of those revenues.
     Amortization of purchased technology decreased to $24,000 in the six months ended March 31, 2007 compared with $0.3 million in the same period the previous year due to an impairment of this technology recorded at the end of fiscal 2006.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 4% to $6.3 million for the six months ended March 31, 2007 from $6.5 million for the six months ended March 31, 2006 due to a decrease of 5%, or 4 employees, in the number of employees engaged in research and development, and to a decrease of $0.3 million in expenses associated with the introduction of new hardware products. These decreases were partially offset by annual compensation increases. As a percentage of total revenues, research and development expenses increased to 31% from 29% over the same period.
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and stock-based compensation, occupancy costs, travel and promotional expenses such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 6% to $8.2 million for the six months ended March 31, 2007 from $8.8 million for the six months ended March 31, 2006 due primarily to a decrease of 13%, or 13 employees, in the number of employees engaged in sales and marketing. This decrease was partially offset by an exchange rate driven increase of $0.2 million due to average increases of 8% in the British pound and 6% in the Euro against the dollar. As a percentage of total revenues, sales and marketing expenses increased to 41% from 39% over the same period.
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and stock-based compensation. General and administrative expenses decreased approximately 6% to $4.5 million for the six months ended March 31, 2007 from $4.7 million for the six months ended March 31, 2006, reflecting primarily a decrease of 18%, or 4 employees, in the number of administrative personnel together with a decrease of $0.2 million in legal and accounting expenses due to decreased regulatory compliance costs. These decreases were partially offset by an increase of $0.2 million in variable compensation due to improved performance against revenue targets. As a percentage of total revenues, general and administrative expenses increased to 22% from 21% over the same period.
     Interest income
     Interest income increased to $1.6 million in the six months ended March 31, 2007 from $1.2 million in the six months ended March 31, 2006 due to increases both in short-term interest rates and in the portion of the Company’s short-term investment portfolio invested in securities with a higher, fully-taxable yield.

     Other income, net
     Other income, net increased to $1.8 million in the six months ended March 31, 2007 from $53,000 in the six months ended March 31, 2006 due to the settlement of a lawsuit as described in Part II, Item 1, Legal Proceedings, below.
     Provision for (benefit from) income taxes
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $1.0 million, or 164% of pre-tax income, in the six months ended March 31, 2007 in comparison with a tax benefit of $0.1 million, or 17% of pre-tax loss, in the six months ended March 31, 2006. The disparity in tax rates reflects the full valuation allowance that we took against our US deferred tax assets at the end of fiscal 2006. As a result of this allowance, in fiscal 2007 we are no longer recording a tax benefit for U.S. pre-tax losses; our tax provision consists of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. As we are operating relatively close to break-even, our tax provision is very sensitive to these factors and also to any variance in our actual results for the remainder of the fiscal year from the forecast results used to calculate our tax rate.
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
     Cash provided by operating activities decreased to $1.7 million in the six months ended March 31, 2007 from $2.8 million in the six months ended March 31, 2006. Over the same period, the net loss component of cash flows from operating activities decreased to $0.4 million from $0.6 million and the contribution from adjustments for non-cash charges increased to $2.1 million from $1.7 million. These non-cash charges include charges primarily for depreciation, amortization and stock-based compensation expense. The contribution from changes in non-cash balance sheet components provided cash of $22,000 in the six months ended March 31, 2007 and provided net cash of $1.7 million in the six months ended March 31, 2006.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding remained unchanged at 78 days for the six months ended March 31, 2007 in comparison with the same period in the previous year. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: net purchases of property and equipment and purchases and sales of short-term investments. Net purchases of property and equipment decreased by $0.4 million to $0.3 million in the six months ended March 31, 2007 from $0.7 million in the six months ended March 31, 2006. We expect that capital expenditures for our full fiscal 2007 year will total approximately $0.8 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Purchases and sales of short-term investments provided net cash of $9.8 million in the six months ended March 31, 2007 and used $4.0 million in the six months ended March 31, 2006.
     Financing activities used cash of $4.5 million in the six months ended March 31, 2007 due to the repurchase of common shares and provided $0.6 million in the six months ended March 31, 2006 from the exercise of stock options and the sale of shares under our employee stock purchase plan.

     As of March 31, 2007, we had working capital of $68.0 million and cash, cash equivalents and short-term investments of $67.3 million. As of March 31, 2007, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$3.1	$1.6	$1.3	$0.2	$—
Unconditional purchase obligations	0.2	0.2	—	—	—

Total contractual cash obligations	$3.3	$1.8	$1.3	$0.2	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. In the six months ended March 31, 2007, approximately 28% of our revenue was derived from invoices issued and paid in Japanese yen and 5% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated accounts receivable or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At March 31, 2007, we had $1.5 million in forward exchange contracts and no options outstanding.
     We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi and the Indian rupee. In the six months ended March 31, 2007, we incurred approximately $6.1 million of operating expenses in foreign currencies. In Japan, our yen operating expenses, which amounted to approximately $1.0 million in the six months ended March 31, 2007, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of March 31, 2007, short-term investments consisted of available-for-sale securities of $37.9 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2007, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 because we had not completed the remediation of the material weakness in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2006 as filed with the SEC on December 29, 2006, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007 (“2006 Form 10-K”). As discussed in more detail in our 2006 Form 10-K, as of September 30, 2006, our management concluded that we did not maintain effective controls over the accounting for and disclosure of short-term investments classification.
     During the six months ended March 31, 2007, we began remediating the material weakness as described in our 2006 Form 10-K. However, as of March 31, 2007 we had not completed the remediation of this material weakness.
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
Part II. Other Information
Item 1. Legal Proceedings
     On January 17, 2007, Catapult Communications Corporation and its wholly-owned subsidiary, Catapult Communications International Limited, (collectively, “Catapult”) entered into a settlement agreement with Nethawk Corporation and Nethawk Oyj (collectively “Nethawk”) under which Nethawk Corporation and certain Nethawk shareholders, collectively, transferred a total of 710,000 shares of Nethawk Oyj common stock to Catapult, and Catapult dismissed all claims against Nethawk under a suit filed by Catapult in the United States District Court for the Northern District of Illinois, Eastern Division in December 2005. No party to the agreement has admitted any wrongdoing. The agreement contains other terms to protect against future misuse of proprietary information by either party. The shares transferred to Catapult represent an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, and have been recorded on the balance sheet of Catapult as a long-term asset under the heading Other Assets at a fair value of $1.8 million as determined by management.
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
     Our revenues in any period generally have been, and may continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on our quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. Our products generally are shipped within a maximum of 45 days after orders are received. As a result, we generally do not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.
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
     Our test systems currently operate only on the Linux™ and Sun Microsystems Solaris™ operating systems. Our current and prospective customers may request other operating systems, such as Windows XP™, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could result in a reduction in customer orders and thereby adversely affect our revenues, cash flows and results of operations.
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
Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which as a result of competition or industry consolidation could significantly reduce our revenues.
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the six months ended March 31, 2007, our top five customers represented approximately 48% of total revenues. In our fiscal year ended September 30, 2006, our top five customers represented approximately 50% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or industry consolidation such as the Alcatel-Lucent or Siemens Nokia mergers, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.
     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In fiscal 2006 and in the six months ended March 31, 2007, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues in at least the remainder of fiscal 2007. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are less widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.
We face foreign business, political and economic risks because a significant portion of our sales is to customers outside the United States.
     In the six months ended March 31, 2007 and the fiscal year ended September 30, 2006, we derived 78% and 75%, respectively, of our revenues from customers outside of the United States, and we maintain operations in twelve other countries. International sales and operations are subject to inherent risks, including:
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
     In October 2002 Tucana Telecom NV (“Tucana”), a Belgian company, sued us and one of our subsidiaries in the Antwerp Commercial Court, Antwerp, Belgium. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business in August 2002. The writ alleges that we improperly terminated an exclusive distribution agreement with Tucana following the acquisition and seeks damages of 12,461,000 Euros (approximately $16.7 million as of March 31, 2007) plus interest and legal costs. The case was heard on April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action on the basis of lack of jurisdiction. On June 23, 2006, the Company was notified by its Belgian counsel that Tucana has filed a request for appeal against the judgment. A hearing has been scheduled for October 1, 2007. We have defended the action vigorously and will continue to do so in the appeal. In the event that the Belgian court of appeal should rule in Tucana’s favor on the jurisdictional issue and should then find that we improperly terminated the distribution agreement with Tucana, we could be assessed significant damages. In the event of a judgment against us, we may be able to seek indemnification from Tekelec for damages in this matter under the terms of our acquisition agreement with Tekelec, but there is no assurance that such indemnification would be available.
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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In March 2007, we received settlement for a lawsuit that we had brought against a competitor for alleged misappropriation of our confidential and trade secret information. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. If we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. For example, as more fully described in our Annual Report on Form 10-K in Item 9A. “Controls and Procedures,” for the fiscal year ended September 30, 2006 as filed with the SEC on December 29, 2006, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007, our management concluded that we did not maintain effective internal controls over reviews and proper classification of short-term investments. During the first six months of fiscal 2007, our management implemented an action plan to remediate the misclassification of short-term investments as more fully described under Item 4 of this report. Effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of March 31, 2007, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 2,998,686 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,368,583 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.
Our principal stockholder could prevent or delay a change in control.
     As of March 31, 2007, Dr. Karp beneficially owned 2,998,686 shares or approximately 21% of our common stock outstanding and Nancy H. Karp, one of our directors, beneficially owned 1,368,583 shares or approximately 10% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended March 31, 2007:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs
January 1, 2007 - January 31, 2007	14,816	$9.46	14,816	1,921,715
February 1, 2007 – February 28, 2007	79,517	$9.17	79,517	1,842,198
March 1, 2007 - March 31, 2007	—	—	—	—

Total for the Quarter	94,333	$9.22	94,333	1,842,198

(1)	Average price paid per share includes brokerage commission
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be purchased under the program. During the second quarter of fiscal 2007, the Company repurchased 94,333 shares at a cost of approximately $0.9 million. As of March 31, 2007, approximately 1,842,000 shares remained available for repurchase under the authorization. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.
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

CATAPULT COMMUNICATIONS CORPORATION

Date: May 10, 2007	By:	/s/ Christopher A. Stephenson

Christopher A. Stephenson
Vice President and Chief Financial Officer
(Principal Financial Officer)