Form 10-Q
period 2007-06-30
CATAPULT COMMUNICATIONS CORP
filed 2007-08-08
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
     As of June 30, 2007, there were 13,644,357 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

ii

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(In thousands, except share
	and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$24,015	$22,462
Short-term investments	39,008	47,672
Accounts receivable, net of allowances of $16 and $15 as of June 30, 2007 and September 30, 2006, respectively	6,963	9,696
Inventories	3,156	3,484
Deferred tax assets	126	91
Prepaid expenses and other current assets	1,854	1,586

Total current assets	75,122	84,991
Property and equipment, net	1,670	1,912
Goodwill	49,394	49,394
Other intangibles, net	161	216
Deferred tax assets, long-term	993	20
Other assets	2,075	274

Total assets	$129,415	$136,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$484	$874
Accrued liabilities	3,656	3,718
Deferred revenue	6,933	7,703

Total current liabilities	11,073	12,295
Deferred revenue, long-term	490	256
Deferred taxes and other liabilities, long-term	3,908	2,524

Total liabilities	15,471	15,075

Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,644,357 and 14,438,206 issued and outstanding as of June 30, 2007 and September 30, 2006, respectively	14	14
Additional paid-in capital	48,756	50,450
Accumulated other comprehensive income	886	687
Retained earnings	64,288	70,581

Total stockholders’ equity	113,944	121,732

Total liabilities and stockholders’ equity	$129,415	$136,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Products	$4,839	$6,996	$17,464	$22,444
Services	3,636	3,793	11,171	11,110

Total revenues	8,475	10,789	28,635	33,554

Cost of revenues:
Products	1,400	1,142	3,818	3,575
Services	765	908	2,367	2,926
Amortization of purchased technology	13	171	37	514

Total cost of revenues	2,178	2,221	6,222	7,015

Gross profit	6,297	8,568	22,413	26,539

Operating expenses:
Research and development	3,463	3,543	9,748	10,058
Sales and marketing	4,177	4,423	12,409	13,205
General and administrative	2,281	2,391	6,759	7,139

Total operating expenses	9,921	10,357	28,916	30,402

Operating loss	(3,624)	(1,789)	(6,503)	(3,863)
Interest income	825	751	2,472	1,991
Other income (expense), net (Note 13)	(81)	3	1,747	56

Loss before income taxes	(2,880)	(1,035)	(2,284)	(1,816)
Provision for (benefit from) income taxes	(541)	(2,091)	435	(2,226)

Net income (loss)	$(2,339)	$1,056	$(2,719)	$410

Net income (loss) per share — basic	$(0.17)	$0.07	$(0.19)	$0.03

Net income (loss) per share — diluted	$(0.17)	$0.07	$(0.19)	$0.03

Shares used in per share calculation:
Basic	13,739	14,801	13,938	14,776
Diluted	13,739	14,887	13,938	14,935
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss) as reported	$(2,719)	$410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	672	758
Amortization of purchased technology	37	514
Amortization of other acquisition related intangibles	18	253
Amortization of deferred stock-based compensation	—	3
Provision for doubtful accounts	1	—
Deferred income taxes	383	(2,741)
Stock based compensation expenses	2,244	1,802
Excess tax benefits from stock options exercised	—	(35)
Tax benefits related to stock based compensation	—	78
Gain on disposal of fixed assets	(25)	—
Change in assets and liabilities:
Accounts receivable	2,739	6,369
Inventories	321	(1,405)
Prepaid expenses and other current assets	(265)	(67)
Other assets	(1,804)	27
Accounts payable	(399)	(944)
Accrued liabilities	(84)	(2,018)
Deferred revenue	(535)	3,253

Net cash provided by operating activities	584	6,257

Cash flows from investing activities:
Sale and maturities of short-term investments	67,288	73,272
Purchase of short-term investments	(58,630)	(72,422)
Purchase of property and equipment	(436)	(936)
Proceeds from sale of property and equipment	65	—

Net cash provided (used in) investing activities	8,287	(86)

Cash flows from financing activities:
Repurchase of common stock	(7,643)	(931)
Proceeds from exercise of stock options	130	604
Excess tax benefit from stock options exercised	—	35

Net cash used in financing activities	(7,513)	(292)

Effect of exchange rate changes on cash and cash equivalents	195	55

Net increase in cash and cash equivalents	1,553	5,934

Cash and cash equivalents, beginning of period	22,462	18,952

Cash and cash equivalents, end of period	$24,015	$24,886

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$(7)	$39
Cash paid for income taxes	305	1,040

Non-cash investing activities:
Purchase of property and equipment on account	$7	$36
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—THE COMPANY AND BASIS OF PRESENTATION
     Catapult Communications Corporation and its subsidiaries (“we” or “the Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China, India, the Philippines and Australia. Management has determined that we conduct our business within one reportable segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.
     The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and filed with the SEC on December 29, 2006 as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007. The unaudited condensed consolidated financial statements as of June 30, 2007, and for the three and nine months ended June 30, 2007 and 2006, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2006 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the nine months ended June 30, 2007 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2006 as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007.
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
NOTE 3 — STOCK-BASED COMPENSATION
     Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company records compensation costs as the requisite service is rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long-form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool.
     Stock-based Compensation Expense
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended June 30, 2007.

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
		(in thousands)
Stock-Based Compensation Expense:
Cost of sales — products	$49	$32	$112	$73
Cost of sales — services	67	64	185	136
Research and development expense	222	192	546	442
Selling and marketing expense	184	161	498	437
General and administrative expense	351	299	903	714

Total stock-based compensation expense	873	748	2,244	1,802
Tax effect on stock-based compensation expenses	(5)	(1,557)	(14)	(1,904)

Net effect on net income	$868	$(809)	$2,230	$(102)

Net effect on basic net income (loss) per share	$0.06	$(0.05)	$0.16	$(0.01)

Net effect on diluted net income (loss) per share	$0.06	$(0.05)	$0.16	$(0.01)

General Option Information
     Information with respect to stock option activity from October 1, 2006 through June 30, 2007 is set forth below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual	Aggregate
	Outstanding	Price	Term	Intrinsic Value

			(years)	(in thousands)
Balance at October 1, 2006	2,334,867	$15.14	6.95	$569

Granted	725,899	9.65
Exercised	(23,372)	5.57
Canceled, forfeited or expired	(199,729)	16.73

Balance, June 30, 2007	2,837,665	$13.70	7.00	$1,003

Vested or expected to vest, June 30, 2007	2,706,000	$13.82	6.89	$967

Exercisable, June 30, 2007	1,677,128	$15.50	5.41	$827

     As of June 30, 2007, the total number of shares available for future option grants was 407,248.
     The weighted average exercise prices and weighted average fair values of options granted during the three and six-month periods ended June 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average exercise price	$9.88	$12.55	$9.65	$12.94
Weighted average fair value	$5.85	$7.39	$5.61	$7.66
     As of June 30, 2007, approximately $5.1 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.7 years. During the nine-month periods ended June 30, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $91,900 and $856,900, respectively.
Valuation Assumptions
     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

		Employee Stock Option Plans
	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006

Expected life of option	5.41 years	5.24 years	5.23 years	5.27 years
Expected volatility	64.0%	64.0%	63.5%	64.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.52%	4.99%	4.54%	4.93%
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

     Expected Volatility: The fair value of stock-based awards was determined using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock prices.
     Expected Dividend: The Company has not declared or paid any dividends and does not currently expect to do so in the future.
     Risk-Free Interest Rate: The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury zero-coupon issues with an equivalent term.
NOTE 4 — BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
     We have presented net income (loss) per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share include the effect of dilutive potential common shares using the treasury stock method, but in periods where net losses are recorded, common stock equivalents such as common stock options would decrease the net loss per share and therefore are not added to the weighted average shares outstanding. The following is a reconciliation of the denominator used in calculating basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net income (loss), as reported for basic and diluted per share	$(2,339)	$1,056	$(2,719)	$410

Weighted average shares outstanding	13,739	14,801	13,938	14,776
Dilutive options	—	86	—	159

Weighted average shares assuming dilution	13,739	14,887	13,938	14,935

Net income (loss) per share:
Basic	$(0.17)	$0.07	$(0.19)	$0.03

Diluted	$(0.17)	$0.07	$(0.19)	$0.03

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Common stock options	2,651	2,184	2,343	1,959

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	June 30,	September 30,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$2,862	$2,860
Work-in-process	29	241
Finished goods	265	383

	$3,156	$3,484

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent goodwill impairment test as of September 30, 2006 and determined that there were no indicators of impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2006 and June 30, 2007, there have been no changes to the Company’s goodwill balance of $49.4 million.

     In the nine months of fiscal year 2007, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006. Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of nine months, as follows:

	As of June 30, 2007			As of September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Purchased technology	$4,800	$(4,694)	$106	$4,800	$(4,658)	$142
Trade names	1,000	(978)	22	1,000	(970)	30
Customer relationships	1,000	(978)	22	1,000	(970)	30
Non-compete agreement	400	(389)	11	400	(386)	14
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,439)	$161	$7,600	$(7,384)	$216

     The estimated future amortization expense of purchased intangible assets as of June 30, 2007 was as follows:

Estimated
Amortization
Expense
Fiscal Year	(In thousands)
2007 (remaining three months)	$18
2008	73
Thereafter	70

Total	$161

NOTE 7 — WARRANTY ACCRUAL
     The following table represents the activity in the warranty accrual for the nine months ended June 30, 2007 and 2006:

	2007	2006
		(In thousands)

Balances at beginning of period	$—	$74
Utilized	—	(31)
Charged (reduction) to cost and expenses	—	7

Balances at end of quarter	$—	$50

NOTE 8 — INCOME TAXES
     Our provision for (benefit from) income taxes consists of federal, state and foreign income taxes including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses.
     In the three months ended June 30, 2007 and 2006, we recorded tax benefits of $541,000 and $2.1 million, respectively. The tax benefit for the three-month period ended June 30, 2007 resulted from a decrease during the quarter in our forecast foreign taxable income for the full fiscal year. The tax benefit for the three months ended June 30, 2006 resulted from an adjustment of our estimated tax rate for the fiscal year as a whole, primarily due to changes in forecasted pre-tax income (loss) for the full fiscal year, together with discrete quarterly adjustments of $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions.
     In the nine months ended June 30, 2007 and 2006, we recorded a tax provision of $435,000 and a tax benefit of $2.2 million, respectively. The disparity in tax rates reflects primarily the full valuation allowance that we took against our U.S. deferred tax assets at the end of fiscal 2006. As a result of this allowance, in fiscal 2007 we are no longer recording a tax benefit for U.S. pre-tax losses; our tax provision consists of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. The tax benefit for the nine months ended June 30, 2006 was increased by adjustments of $0.3 million consisting primarily of a reduction in our accrual for uncertain tax positions.
NOTE 9 — STOCKHOLDER’S EQUITY
Comprehensive Income (loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)

Net income (loss), as reported	$(2,339)	$1,056	$(2,719)	$410
Currency translation adjustment	29	151	206	54
Unrealized gains (losses) on investments	(5)	(1)	(7)	39

Comprehensive income (loss)	$(2,315)	$1,206	$(2,520)	$503

Stock Option Plans
     At September 30, 1997, 1,800,000 shares and 154,500 shares of common stock had been reserved for issuance to employees under the 1989 Incentive Stock Option Plan (the “1989 Plan”) and the UK Executive Share Option Scheme (the “UK Scheme”), respectively. In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which provided for the issuance of options to purchase an additional 1,800,000 shares. At the January 2003 Annual Meeting of Stockholders, the Company’s stockholders approved an increase of 1,000,000 shares to the 1998 Plan. At the January 2006 Annual Meeting of Stockholders, the Company’s stockholders approved a 1,000,000 share increase. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1989 and 1998 Plans generally become exercisable at a rate of 1/8th of the total options granted nine months after the option grant date and then at a rate of 1/48th per month thereafter. Options under the UK Scheme become exercisable at the rate of 1/36th of the total options granted per month commencing twelve months after the option grant date. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company. The 1989 Plan and the UK Scheme were terminated as to future grants in 1998 effective with the adoption of the 1998 Plan.
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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of the Company’s common stock. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2006, we repurchased and canceled 388,951 shares at a cost of approximately $3.6 million. In the three months ended December 31, 2006, we repurchased and canceled 417,118 shares at a cost of approximately $3.6 million. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be repurchased under the program. In the three month period ended March 31, 2007, we repurchased and canceled 94,333 shares at a cost of approximately $0.9 million. In the three months period ended June 30, 2007, we repurchased and canceled 305,770 shares at a cost of approximately $3.2 million. The shares repurchased were restored to the status of authorized but unissued. As of June 30, 2007, approximately 1,536,000 shares remained available for repurchase under the authorization.
NOTE 10 — GEOGRAPHICAL INFORMATION
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

	North	UK, Europe &			Consolidated
	America	Middle East	Japan	Other	Total
		(In thousands)
Nine months ended June 30, 2007
Revenues from unaffiliated customers	$8,177	$9,197	$6,816	$4,445	$28,635

Nine months ended June 30, 2006
Revenues from unaffiliated customers	$10,260	$10,139	$7,433	$5,722	$33,554

As of June 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	975	395	210	90	1,670

As of September 30, 2006
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	1,153	394	244	121	1,912
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 22% and 28% of our total revenues in the nine months ended June 30, 2007 and 2006, respectively. Revenues from Germany represented 10% of our total revenues in the nine months ended June 30, 2007. Operations in Ireland accounted for 32% and 31% of the consolidated identifiable assets at June 30, 2007 and 2006, respectively.
NOTE 11 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of June 30, 2007 or September 30, 2006, or 10% or more of our revenues for the three or nine months ended June 30, 2007 or 2006, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Nine months ended
	June 30,	September 30,	June 30,		June 30,
	2007	2006	2007	2006	2007	2006

Customer A	—	10%	—	—	—	—
Customer B	—	38%	—	12%	13%	—
Customer C	—	—	—	16%	—	13%
Customer D	12%	—	16%	—	10%	—
Customer E	20%	11%	13%	—	10%	—
NOTE 12 — CONTINGENCIES
     A lawsuit was instituted in October 2002 against us and one of our subsidiaries, Catapult Communications International Limited, an Irish corporation, in the Antwerp Commercial Court, Antwerp, Belgium, by Tucana Telecom NV (“Tucana”), a Belgian company. Tucana had been a distributor of products for Tekelec, the company from which we acquired the Network Diagnostic Business (“NDB”) in August 2002. The writ alleged that the defendants improperly terminated an exclusive distribution agreement with Tucana following the acquisition of NDB and sought damages of 12,461,000 Euros (approximately $16.8 million as of June 30, 2007) plus interest and legal costs. The case was heard on April 28, 2006 and in a judgment on May 5, 2006, the Antwerp Commercial Court in Antwerp, Belgium dismissed the action for lack of jurisdiction. On June 23, 2006, Tucana filed a request for appeal against the dismissal. On May 22, 2007 the Antwerp Court of Appeal heard the appeal and on June 19, 2007 confirmed the Commercial Court’s dismissal decision and assessed the costs of the appeal against Tucana.
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
NOTE 13 — LEGAL SETTLEMENT
     On January 17, 2007, Catapult Communications Corporation and its wholly-owned subsidiary, Catapult Communications International Limited, (collectively, “Catapult”) entered into a settlement agreement with Nethawk Corporation and its parent company, Nethawk Oyj (collectively “Nethawk”), under which Nethawk Corporation and certain Nethawk shareholders, collectively, transferred a total of 710,000 shares of Nethawk Oyj common stock to Catapult, and Catapult dismissed all claims against Nethawk under a suit filed by Catapult in the United States District Court for the Northern District of Illinois, Eastern Division in December 2005. No party to the agreement has admitted any wrongdoing. The settlement agreement contains other terms to protect against future misuse of proprietary information by either party. The shares transferred to Catapult represent an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, at that date and have been recorded on the balance sheet of Catapult as a long-term asset under the heading Other Assets at a fair value of $1.8 million as determined by management.
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
     We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:
•	Long-Term Evolution of wireless networks (LTE);

•	WiMAX;

•	IP Multimedia Subsystem (IMS);

•	Third and Fourth Generation Cellular (3G and 4G), including UMTS and cdma2000;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).
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
     In the nine months ended June 30, 2007, we were no longer affected by product development delays, but we continued to experience weak demand due to competition from customer test products in Japan and to the effects of consolidation among major customers outside Japan, such as Alcatel-Lucent (which also acquired the 3G wireless business from Nortel) and Nokia Siemens Networks. The effects of this major customer consolidation extended to our Rest of World business, which experienced a 22% reduction in revenues in the nine months ended June 30, 2007 in comparison with the same period in the previous year.
Summary of Our Financial Performance in the Third Quarter of Fiscal 2007
     For the reasons outlined in the preceding paragraph, our revenues in the three months ended June 30, 2007 decreased by 21% to $8.5 million from $10.8 million in the three months ended June 30, 2006. Our gross profit margin decreased by five percentage points to 74% due to increased hardware component and manufacturing overhead costs as a percentage of product revenues. Our operating expenses decreased by 4% primarily due to reductions in staffing levels, distributor commission, contractor fees and amortization expenses. As these operating expense level decreases were not sufficient to offset the decrease in revenue and gross profit margin, our operating loss increased to $3.6 million from $1.8 million.
     During the third quarter of 2007, our cash, cash equivalents and short-term investments decreased by $4.2 million due to $3.2 million in share repurchases and $1.1 million in negative cash flows from operating activities. Net capital expenditures in the third quarter of fiscal 2007 amounted to just $0.1 million.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Products	57.1%	64.8%	61.0%	66.9%
Services	42.9	35.2	39.0	33.1

Total revenues	100.0	100.0	100.0	100.00

Cost of revenues:
Products	16.5	10.6	13.3	10.7
Services	9.0	8.4	8.3	8.7
Amortization of purchased technology	0.2	1.6	0.1	1.5

Total cost of revenues	25.7	20.6	21.7	20.9

Gross profit	74.3	79.4	78.3	79.1

Operating expenses:
Research and development	40.9	32.8	34.0	30.0
Sales and marketing	49.3	41.0	43.3	39.4
General and administrative	26.9	22.2	23.6	21.3

Total operating expenses	117.1	96.0	100.9	90.7

Operating loss	(42.8)	(16.6)	(22.7)	(11.5)
Interest income	9.7	7.0	8.6	5.9
Other income, net	(0.9)	0.0	6.1	0.2

Income (loss) before income taxes	(34.0)	(9.6)	(8.0)	(5.4)
Provision for (benefit from) income taxes	(6.4)	(19.4)	1.5	(6.6)

Net income (loss)	(27.6)%	9.8%	(9.5)%	1.2%

Gross profit margin on products (1)	71.1%	83.7%	78.1%	84.1%

Gross profit margin on services (1)	79.0%	76.1%	78.8%	73.7%

(1)	Gross profit margin on products and services excludes amortization of purchased technology.

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006
     Revenues
     Our revenues for the three months ended June 30, 2007 decreased by 21% to $8.5 million from $10.8 million in the three months ended June 30, 2006. Over the same period, product revenues decreased by approximately 31% to $4.8 million from $7.0 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems, primarily due to weaker demand resulting from the effects of consolidation among major customers outside Japan such as Alcatel-Lucent and Nokia Siemens Networks and continuing competition from customer test products in Japan. Services revenues decreased approximately 4% to $3.6 million from $3.8 million, due primarily to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006:
•	North American revenues decreased by 5% to $2.9 million from $3.1 million;

•	European revenues increased by 5% to $3.2 million from $3.1 million;

•	Japanese revenues decreased by 40% to $1.1 million from $1.8 million; and

•	Rest of World revenues decreased by 56% to $1.3 million from $2.9 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased by approximately 23% to $1.4 million for the three months ended June 30, 2007 from $1.1 million in the three months ended June 30, 2006. Gross margin on product revenues decreased to 71% from 84% due to increased hardware component and manufacturing overhead costs as a percentage of product revenues. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support, training and consulting personnel as well as the costs of materials and equipment. Cost of services revenues decreased by approximately 16% to $0.8 million in the three months ended June 30, 2007 from $0.9 million in the three months ended June 30, 2006, due primarily to a decrease of 31%, or 8 employees, in the number of employees engaged in customer support. Gross margin on services revenues increased to 79% from 76% as cost of services revenues decreased more than services revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology decreased by $0.2 million to $13,000 in the three months ended June 30, 2007 compared with the same period the previous year due to the impairment charge recognized in the fourth quarter of fiscal 2006.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and stock-based compensation for engineers, as well as materials, equipment and contractor services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses remained substantially unchanged at $3.5 million for the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006. As a percentage of total revenues, research and development expenses increased to 41% from 33% over the same period. We expect research and development expenses in the remaining quarter of the current fiscal year to increase, primarily as a result of an anticipated increase in the number of engineering employees as a result of hiring for our new applications development center in the Philippines.*

     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and stock-based compensation, as well as occupancy costs, travel and promotional expenses. Sales and marketing expenses decreased by approximately 6% to $4.2 million for the three months ended June 30, 2007 from $4.4 million for the three months ended June 30, 2006, primarily due to a decrease of 11%, or 11 employees, in the number of employees engaged in sales and marketing activities and to a decrease of $0.2 million in distributor commission. As a percentage of total revenues, sales and marketing expenses increased to 49% from 41% over the same period. We expect quarterly sales and marketing expenses to remain substantially unchanged in the remaining quarter of the current fiscal year.*
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and stock-based compensation. General and administrative expenses decreased approximately 5% to $2.3 million for the three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006, primarily due to a decrease of 14%, or 3 employees, in the number of employees engaged in general and administrative activities. As a percentage of total revenues, general and administrative expenses increased to 27% from 22% over the same period. We expect quarterly general and administrative expenses to remain substantially unchanged in the remaining quarter of the current fiscal year.*
     Interest income
     Interest income remained substantially unchanged at $0.8 million in the three months ended June 30, 2007 in comparison with the three months ended June 30, 2006 as increases in short-term interest rates and in the portion of the Company’s short-term investment portfolio invested in securities with a higher, fully-taxable yield were offset by the lower value of interest-bearing balances.
     Other income (expense), net
     Other income (expense), net decreased by $0.1 million in the three months ended June 30, 2007 from the three months ended June 30, 2006 due to foreign exchange losses in the more recent period.
     Benefit from income taxes
     We recorded a tax benefit of $0.5 million in the three months ended June 30, 2007, compared with a tax benefit of $2.1 million in the three months ended June 30, 2006. In both periods, the benefit resulted primarily from a decrease during the period in our forecast pre-tax results of operations for the full fiscal year. The year-over-year reduction in the benefit reflects the full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006. As a result of this allowance, in fiscal 2007 we have accrued tax only on foreign pre-tax income and no longer recorded a benefit on U.S. pre-tax income. In addition, the benefit in the three months ended June 30, 2006 was increased by quarterly adjustments of $0.3 million, consisting primarily of a reduction in our accrual for uncertain tax positions. There were no significant quarterly adjustments in fiscal 2007.
     As a result of the application of the quarterly tax calculation procedure established by Financial Accounting Standards Board Interpretation Number 18, Accounting for Income Taxes in Interim Periods, we expect to record a tax provision rather than a tax benefit in the fourth quarter of the current fiscal year despite a forecast pre-tax loss for this period.*
Comparison of the Nine-Month Periods Ended June 30, 2007 and 2006
     Revenues
     Our revenues for the nine months ended June 30, 2007 decreased by 15% to $28.6 million from $33.6 million in the nine months ended June 30, 2006. Over the same period, product revenues decreased by approximately 22% to $17.5 million from $22.4 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems, primarily due to weaker demand resulting from the effects of consolidation among major customers outside Japan such as Alcatel, Lucent, Nortel, Nokia and Siemens and to a 2% decrease in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues increased approximately 1% to $11.2 million from $11.1 million primarily due to an increase of $0.3 million in training and consulting revenue, partially offset by a decrease in maintenance revenue resulting from a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the nine months ended June 30, 2007 in comparison with the nine months ended June 30, 2006:

•	North American revenues decreased by 20% to $8.2 million from $10.3 million;

•	European revenues decreased by 9% to $9.2 million from $10.1 million;

•	Japanese revenues decreased by 8% to $6.8 million from $7.4 million; and

•	Rest of World revenues decreased by 22% to $4.4 million from $5.7 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues consists of the costs of board assembly by independent contractors, purchased components, payroll, benefits and stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased to $3.8 million in the nine months ended June 30, 2007 from $3.6 million in the nine months ended June 30, 2006. Gross margin on product revenues decreased to 78% from 84% due to increased hardware component and manufacturing overhead costs as a percentage of revenue.
     Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support, training and consulting personnel as well as the costs of materials and equipment. Cost of services revenues decreased by approximately 19% to $2.4 million in the nine months ended June 30, 2007 from $2.9 million in the nine months ended June 30, 2006, due primarily to a decrease of 31%, or 8 employees, in the number of employees engaged in customer support. This decrease was partially offset by annual compensation increases. Gross margin on services revenues increased to 79% from 74% as services revenues increased while the cost of those revenues decreased.
     Amortization of purchased technology decreased to $37,000 in the nine months ended June 30, 2007 compared with $0.5 million in the same period the previous year due to an impairment of this technology recorded at the end of fiscal 2006.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of payroll, benefits and stock-based compensation for engineers, materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses decreased by approximately 3% to $9.7 million for the nine months ended June 30, 2007 from $10.1 million for the nine months ended June 30, 2006 due to a decrease of 4%, or 3 employees, in the number of employees engaged in research and development and to a decrease of $0.3 million in hardware development expenses. These decreases were partially offset by an exchange rate driven increase of $0.2 million due to average increases of 10% in the British pound and 7% in the Australian dollar against the US dollar. As a percentage of total revenues, research and development expenses increased to 34% from 30% over the same period.
     Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of payroll, benefits, commissions, bonuses and stock-based compensation, occupancy costs, travel and promotional expenses such as product brochure and trade show costs. Sales and marketing expenses decreased by approximately 6% to $12.4 million for the nine months ended June 30, 2007 from $13.2 million for the nine months ended June 30, 2006 due primarily to a decrease of 12%, or 12 employees, in the number of employees engaged in sales and marketing and to a decrease of $0.3 million in distributor commission. These decreases were partially offset by an exchange rate driven increase of $0.4 million due to average increases of 10% in the British pound and 8% in the Euro against the dollar and by an increase of $0.3 million in variable compensation due to improved performance against targets. As a percentage of total revenues, sales and marketing expenses increased to 43% from 39% over the same period.
     General and Administrative
     General and administrative expenses include costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization of certain acquired intangible assets, and stock-based compensation. General and administrative expenses decreased approximately 5% to $6.8 million for the nine months ended June 30, 2007 from $7.1 million for the nine months ended June 30, 2006, reflecting a decrease of 18%, or 4 employees, in the number of administrative personnel together with a decrease of $0.2 million in amortization charges. These decreases were partially offset by an increase of $0.3 million in variable compensation due to improved performance against targets and objectives and to an increase of $0.2 million in non-cash stock option expenses. As a percentage of total revenues, general and administrative expenses increased to 24% from 21% over the same period.

     Interest income
     Interest income increased to $2.5 million for the nine months ended June 30, 2007 from $2.0 million for the nine months ended June 30, 2006 due to increases both in short-term interest rates and in the portion of the Company’s short-term investment portfolio invested in securities with a higher, fully-taxable yield.
     Other income, net
     Other income, net increased to $1.7 million in the nine months ended June 30, 2007 from $56,000 in the nine months ended June 30, 2006 due to the $1.8 million in private company stock received in settlement of a lawsuit.
     Provision for (benefit from) income taxes
     We recorded a tax provision of $0.4 million in the nine months ended June 30, 2007 in comparison with a tax benefit of $2.2 million in the nine months ended June 30, 2006. The disparity occurred because we are no longer recording a tax benefit for U.S. pre-tax losses in fiscal 2007 as a result of the full valuation allowance that we took against our U.S. deferred tax assets at the end of fiscal 2006. In fiscal 2007, our tax provision consists of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. The benefit in the nine months ended June 30, 2006 also reflected discrete quarterly adjustments of $0.3 million, consisting primarily of a reduction in our accrual for uncertain tax positions.
     Impact of Inflation
     We do not believe that inflation has had a material impact on either the pricing of our products and services or our results of operations for the last three fiscal years.
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
     Cash provided by operating activities decreased to $0.6 million in the nine months ended June 30, 2007 from $6.3 million in the nine months ended June 30, 2006. Over the same period, the net income (loss) component of cash flows from operating activities decreased to a net loss of $2.7 million from net income of $0.4 million and the contribution from adjustments for non-cash charges increased to $3.3 million from $0.6 million. These non-cash charges represented primarily depreciation, amortization, stock-based compensation and deferred income tax expense. The contribution from changes in non-cash balance sheet components used net cash of $27,000 in the nine months ended June 30, 2007 and provided net cash of $5.2 million in the nine months ended June 30, 2006.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding decreased to 66 days for the nine months ended June 30, 2007 in comparison with 79 days for the same period in the previous year. We expect that collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.*
     Investing activities have consisted of two components: net purchases of property and equipment and purchases and sales of short-term investments. Net purchases of property and equipment decreased by $0.5 million to $0.4 million in the nine months ended June 30, 2007 from $0.9 million in the nine months ended June 30, 2006. We expect that capital expenditures for our full fiscal 2007 year will total approximately $0.7 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Sales of short-term investments, net of purchases, provided cash of $8.7 million in the nine months ended June 30, 2007 in comparison with $0.9 million in the nine months ended June 30, 2006.
     Financing activities used cash of $7.5 million in the nine months ended June 30, 2007 in comparison with $0.3 million in the nine months ended June 30, 2006 due to the increased repurchase of common shares and the reduction in proceeds from stock issuance in the more recent period.
     As of June 30, 2007, we had working capital of $64.0 million and cash, cash equivalents and short-term investments of $63.0 million. As of June 30, 2007, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	2-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)
Operating leases	$2.7	$1.4	$1.2	$0.1	$—
Unconditional purchase obligations	0.2	0.2	—	—	—

Total contractual cash obligations	$2.9	$1.6	$1.2	$0.1	$—

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. In the nine months ended June 30, 2007, approximately 23% of our revenue was derived from invoices issued and paid in Japanese yen and 5% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated accounts receivable or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At June 30, 2007, there were no forward exchange contracts or options outstanding.
     We also incur expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi, the Indian rupee and the Philippino peso. These expenses include cost of goods and services, operating expenses and provision for taxes. In the nine months ended June 30, 2007, we incurred approximately $10.7 million of expenses in foreign currencies. In Japan, our yen expenses, which amounted to approximately $2.0 million in the nine months ended June 30, 2007, are lower than our yen revenues and act as a partial natural hedge on our exchange rate exposure on those revenues. Our operating expenses in other foreign currencies greatly exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
     Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of June 30, 2007, short-term investments consisted of available-for-sale securities of $39.0 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of June 30, 2007, the decline in the fair value of the portfolio would not be material to our financial position.

Item 4. Controls and Procedures
     Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because we had not completed the remediation of the material weakness in internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the period ended September 30, 2006 as filed with the SEC on December 29, 2006, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007 (“2006 Form 10-K”). As discussed in more detail in our 2006 Form 10-K, as of September 30, 2006, our management concluded that we did not maintain effective controls over the accounting for and disclosure of short-term investments classification.
     During the nine months ended June 30, 2007, we began remediating the material weakness as described in our 2006 Form 10-K. However, as of June 30, 2007 we had not completed the remediation of this material weakness.
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
     The Company believes that this step taken to remediate the material weakness will reduce to a remote likelihood material errors in the classification of short-term investments. This control is being tested throughout the year to confirm that it is operating effectively.
     Except as set forth above, there was no other change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On May 22, 2007 the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $16.8 million at June 30, 2007) for the alleged improper termination by Catapult of Tucana’s distribution agreement with the Company. On June 19, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana.
Item 1A. Risk Factors
      We have described below known risks and uncertainties that are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. This list is not inclusive of all the risks and uncertainties we face, but any of these factors could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report or that we may issue from time to time in the future.

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
     Our revenues in any period generally have been, and may continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on our quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. For example, delays in receipt of orders in our Japan and Rest of World sales regions in the three months ended June 30, 2007 resulted in significantly lower revenues in that period than originally anticipated. Our products generally are shipped within a maximum of 45 days after orders are received. As a result, we generally do not have a significant backlog of orders, and revenues in any quarter are substantially dependent on orders booked, shipped and installed in that quarter.
     Most of our costs, including personnel and facilities costs, are relatively fixed at levels based on anticipated revenue. As a result, a decline in revenue from even a limited number of transactions, failure to achieve expected revenue in any quarter or unanticipated variations in the timing of recognition of specific revenues can cause significant variations in our quarterly operating results and could result in losses. For example, lower than expected revenues in the three months ended June 30, 2007 resulted in a significantly increased loss in comparison with our original expectations. We believe, therefore, that period-to-period comparisons of our operating results should not be relied upon as an indication of future performance.
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
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the nine months ended June 30, 2007, our top five customers represented approximately 48% of total revenues. In our fiscal year ended September 30, 2006, our top five customers represented approximately 50% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or industry consolidation such as the Alcatel-Lucent or Nokia Siemens mergers, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
Our business is dependent on our customers outsourcing their telecommunications testing needs, and our business could be harmed if the market for outsourced testing solutions declines or fails to grow.
     Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In fiscal 2006 and in the nine months ended June 30, 2007, our revenues in Japan were negatively impacted by competition from test products developed by two of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues in at least the remainder of fiscal 2007. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are less widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.
We face foreign business, political and economic risks because a significant portion of our sales is to customers outside the United States.
     In the nine months ended June 30, 2007 and the fiscal year ended September 30, 2006, we derived 78% and 75%, respectively, of our revenues from customers outside of the United States, and we maintain operations in twelve other countries. International sales and operations are subject to inherent risks, including:
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
We depend on a limited number of independent manufacturers to provide assembly services, which reduces our ability to control our manufacturing process.
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
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In March 2007, we received assets in settlement of a lawsuit that we had brought against a competitor for alleged misappropriation of our confidential and trade secret information. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. If we fail to achieve and maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. For example, as more fully described in our Annual Report on Form 10-K in Item 9A. “Controls and Procedures,” for the fiscal year ended September 30, 2006 as filed with the SEC on December 29, 2006, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A as filed with the SEC on January 29, 2007, our management concluded that we did not maintain effective internal controls over reviews and proper classification of short-term investments. During the first nine months of fiscal 2007, our management implemented an action plan to remediate a control deficiency that resulted in the misclassification of short-term investments as more fully described under Part I, Item 4 of this report. Effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of June 30, 2007, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 3,001,811 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,369,364 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.
Our principal stockholder could prevent or delay a change in control.
     As of June 30, 2007, Dr. Karp beneficially owned 3,001,811 shares or approximately 22% of our common stock outstanding and Nancy H. Karp, one of our directors, beneficially owned 1,369,364 shares or approximately 10% of our common stock outstanding. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended June 30, 2007:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs

April 1, 2007 — April 30, 2007	135,000	$10.53	135,000	1,707,198
May 1, 2007 — May 31, 2007	150,000	$10.23	150,000	1,557,198
June 1, 2007 — June 30, 2007	20,770	$9.90	20,770	1,536,428

Total for the Quarter	305,770	$10.34	305,770	1,536,428

(1)	Average price paid per share includes brokerage commission
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be purchased under the program. During the third quarter of fiscal 2007, the Company repurchased 305,770 shares at a cost of approximately $3.2 million. As of June 30, 2007, approximately 1,536,000 shares remained available for repurchase under the authorization. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on April 24, 2007 at the Company’s principal executive offices in Mountain View, California. Out of 13,929,142 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 11,699,170 shares. At the Annual Meeting, our stockholders approved the following matters:
(a) The election of Peter S. Cross, R. Stephen Heinrichs, Richard A. Karp, Nancy H. Karp, Henry P. Massey, Jr., and John M. Scandalios as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:
     Peter S. Cross, 11,071,415 votes cast for and 627,755 votes withheld;
     R. Stephen Heinrichs, 11,631,108 votes cast for and 68,062 votes withheld;
     Richard A. Karp, 10,785,445 votes cast for and 913,725 votes withheld;
     Nancy H. Karp, 11,669,937 votes cast for and 29,233 votes withheld;
     Henry P. Massey, Jr., 11,507,858 votes cast for and 191,312 votes withheld;
     John M. Scandalios, 11,396,671 votes cast for and 302,499 votes withheld;
(b) The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2007.
     11,625,106 votes cast for and 6,264 votes withheld.

Item 6. Exhibits

3.1	Bylaws of the Registrant, as amended April 24, 2007.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION
Date: August 8, 2007	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Bylaws of the Registrant, as amended April 24, 2007.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.