Form 10-K
period 2007-09-30
CATAPULT COMMUNICATIONS CORP
filed 2007-12-13
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of the registrant’s common stock on March 31, 2007 of $9.74 per share) was approximately $93,323,000. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2007, 13,358,577 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 5, 2008.

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

We market our products through our direct sales force with offices in the United States, Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan, China and India. In other markets, we use distributors or sales agents. Our end customers include industry leaders such as Alcatel-Lucent S.A., AT&T Mobility LLC, France Telcom, Fujitsu Limited, LM Ericsson, Motorola, Inc., NEC Corporation, Nippon Telephone and Telegraph, Nokia Siemens Networks B.V., Nortel Networks Limited, NTT DoCoMo, Inc. and Vodafone Group Plc.

Catapult was incorporated in California in October 1985 and reincorporated in Nevada in 1998. We completed our initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002. We have operations in the United States, Canada, Ireland, the United Kingdom, Germany, France, Finland, Sweden, Japan, China, Australia, the Philippines and India.

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

We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:

•	Long-Term Evolution (LTE);

•	WiMAX;

•	IP Multimedia Subsystem (IMS);

•	Third Generation Cellular (3G), including UMTS, cdma2000, and TD-SCDMA;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).

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

Our test system products consist of advanced proprietary software together with our proprietary hardware interface and co-processor cards. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for our systems vary widely depending upon the overall system configuration parameters, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000.

Applications

The principal applications of our test systems are:

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

Interoperability Testing.  Our systems are used to simulate one or more network devices, emulating their actions and responses. By simulating various network devices, such as digital switches, wireless base stations, network access nodes and network databases, our products assist engineers with the cost-effective development of equipment that will be compatible with other devices in the networks within which they will be deployed. This helps ensure that network equipment will interoperate reliably, thereby reducing costly failures after installation.

Load and Stress Testing.  Our systems are used to verify that a device under test can successfully handle its designed traffic capacity and that its performance will degrade gracefully, rather than fail completely, when stressed beyond its specifications. The scalable architectures of the systems significantly improve our ability to address our customers’ growing need to generate and maintain high traffic volumes for load testing.

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

Hardware Products

Our products employ modular hardware architectures and common hardware platforms that support a wide variety of proprietary physical interfaces connecting the systems to devices under test. Our common hardware platforms allow our test system products to address a broad range of telecom test environments and applications. Unlike the previous generation of separate hardware platforms for the two products, these Linux-based common platforms support both the DCT and MGTS systems and do not require a Sun workstation. These platforms provide desktop and rack-mount form factors that offer price and performance scalability. The platforms support our PowerPCI® or CompactPCI (“cPCI”) type network interface and/or co-processor cards: the desktop platform supports up to three PowerPCI cards; the medium-capacity rack-mount platform supports up to nine PowerPCI cards; and the high-capacity rack-mount mesh backplane m500 platform supports up to 18 more powerful Catapult cPCI cards.

Customers

Catapult’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.

Revenues from our top five customers represented approximately 51%, 50% and 52% of total revenues in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, sales to Alcatel-Lucent, Ericsson and Nokia Siemens Networks accounted for approximately 14%, 12% and 11% of total revenues, respectively. In fiscal 2006, sales to Siemens and Motorola accounted for approximately 19% and 11% of total revenues, respectively. In fiscal 2005, sales to Ericsson, Motorola, and Siemens accounted for approximately 14%, 11% and 11% of total revenues, respectively.

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

Sales and Marketing

We market our products and services primarily through our direct sales force, most of whom have technical degrees. As of September 30, 2007, our direct sales force consisted of 24 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. Our sales and marketing staff is located in North America, Europe and Asia. In addition, we sell our products through distributors or sales agents in Europe, the Middle East, Africa, Australia, China and Korea. In the year ended September 30, 2007, approximately 7% of our sales involved distributors or sales agents.

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

We have implemented a number of marketing initiatives to support the sales of our products and services. These efforts are intended to inform customers of the capabilities and benefits of our advanced software-based test systems. Marketing programs include direct mail, on-site customer seminars, participation in industry trade shows, technology conferences and forums, and dissemination of information concerning products through our website.

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

International Sales

Sales to customers outside the United States constituted approximately 78%, 75% and 75% of our total revenues in fiscal 2007, 2006 and 2005, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. We sell our products worldwide through our direct sales force and distribution and sales agency channels. Our direct sales staff outside the United States is located in offices in Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan, China and India, and we plan to open new offices internationally from time to time.

Information with respect to our revenues and identifiable long-lived assets by principal geographic area of operations is set forth in Note 12 of the Notes to Consolidated Financial Statements of this report.

Product Support

Due to the complexity of our customers’ testing needs, we offer our customers support and training using our technical personnel. As of September 30, 2007, we had 57 applications engineers worldwide who provide sales support, technical assistance and development support to our customers. We provide training, generally at the customer’s site, and ongoing technical assistance from all of our offices. Support is generally offered during normal business hours applicable to each office. We also offer product warranties for various lengths of time ranging from three to 12 months, depending on the product and the country of purchase or operation.

We provide periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with our earlier software releases, enabling our products to continue to be used as customer needs and applications evolve.

Product Development

Our development efforts are directed at improving the capability, performance and ease of use of our test system products as well as developing new products. As of September 30, 2007, 83 engineers located in the United States, Australia, the United Kingdom and the Philippines were engaged in or provided support to research and development. We intend to continue to devote a large portion of our engineering resources to the enhancement of our suite of software protocol test and analysis modules in order to meet current and projected customer requirements. We also intend to continue to develop and enhance our proprietary internal tools and techniques for supporting new protocols in the systems. We have also begun to devote a small portion of our research and development resources to the identification and development of new product opportunities.

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

Our research and product development expenses were approximately $13.3 million, $13.7 million and $12.4 million in fiscal 2007, 2006 and 2005, respectively. Our policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. To date, all software development costs have been expensed as research and development expenses as incurred.

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

We believe our principal competitors are Artiza Networks, JDS Uniphase Corporation, Agilent Technologies, Inc., Spirent plc, NetHawk Oyj, Radcom Ltd. and Tektronix, Inc. Many of our existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, distribution and other resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than we have. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we may be able to.

We also compete with the internal test system groups of some of our customers and potential customers. Many other existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems that we offer.

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

In connection with our acquisition of NDB in 2002, Catapult and Tekelec entered into license agreements with respect to certain technology and intellectual property that were used by Tekelec in NDB’s business but were not transferred outright to us. Under these agreements, Tekelec granted to us and to our Irish subsidiary perpetual, royalty-free, worldwide (except as to the United States for the subsidiary) licenses to exploit the subject technology and intellectual property. These licenses are exclusive to us and our subsidiary for eight years from the date of the acquisition for products used in protocol analysis or simulating, diagnosing, analyzing or testing communications networks, or which are otherwise similar to the MGTS products, excluding products similar to Tekelec’s Sentinel product (the “Catapult Field”). However, during the first five years, we and our subsidiary were prohibited from using the licensed technology and intellectual property for products for signaling or network infrastructure, packet telephony networks, network maintenance, surveillance and revenue assurance, and planning, management and call routing and control tools for contact center environments, including products similar to Tekelec’s Sentinel product (the “Tekelec Field”). We also granted back to Tekelec a perpetual royalty-free, worldwide license to the technology and intellectual property that was transferred outright by Tekelec to us. This license was exclusive to Tekelec for five years within the Tekelec Field, and Tekelec may not use the licensed technology and intellectual property within the Catapult Field for eight years.

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

Employees

As of September 30, 2007, we employed 220 full-time employees, including 83 in research and development, 18 in application engineering customer support, 79 in sales and sales support, 10 in marketing, 19 in administration and 11 in manufacturing. Of these employees, 136 were employed in North America, where our head office and our principal research and development and manufacturing facilities are located, 32 in the United Kingdom and Europe, 16 in Australia, 15 in Japan, 13 in China, 6 in the Philippines and 2 in India. We are not subject to any collective bargaining agreement and have not experienced any work stoppages. We believe that our relations with our employees are good.

Our Executive Officers

The following table sets forth certain information, including ages as of November 30, 2007, with respect to our executive officers:

Name	Age	Positions

Richard A. Karp	63	Chief Executive Officer and Chairman of the Board
David Mayfield	58	President and Chief Operating Officer
Glenn Stewart	57	Vice President and Chief Technology Officer
Chris Stephenson	56	Vice President, Chief Financial Officer and Secretary
Sean Kelly	56	Vice President, Sales
Adam Fowler	45	Vice President, Product Management
Guy R. Simpson	49	Vice President, Applications Engineering
Barbara J. Fairhurst	59	Vice President, Operations
Terry Eastham	60	Vice President, Marketing
Kathy T. Omaye-Sosnow	51	Vice President, Human Resources
Kalyan Sundhar	38	Vice President, Engineering

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

Ms. Barbara J. Fairhurst joined Catapult in June 1995 as Director of Operations. From 1994 to 1995, Ms. Fairhurst was Principal at BJF Consulting, a consulting firm, where she developed business plans and implemented operating systems. From 1990 to 1993, Ms. Fairhurst was Corporate Vice President at Intersource Technologies, Inc., a developer of lighting technology, where she was responsible for operations and manufacturing. Prior to that time, Ms. Fairhurst spent 10 years as President and Chief Operating Officer of Sequential Circuits, a manufacturer of electronic music equipment. Ms. Fairhurst holds a M.B.A. from Santa Clara University and a B.A. from San Jose State University.

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

GLOSSARY

3G	Third generation digital cellular telecommunication.

Asynchronous Transfer Mode (ATM)	A cell-based network technology protocol that supports simultaneous transmission of data, voice and video typically at T-1 or higher speeds.

cdma2000	A third generation digital high-speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to CDMA.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

General Packet Radio Service (GPRS)	A packet-based digital intermediate speed wireless technology based on GSM.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

IP Multimedia Subsystem (IMS)	An internationally recognized standard defining a generic architecture for offering Voice over IP and multimedia services to multiple access technologies.

Long-Term Evolution (LTE)	A project to improve the UMTS mobile phone standard to cope with future requirements.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

Time Division-Synchronous Code Multiple Access (TD-SCDMA)	A 3G mobile telecommunications standard, being pursued in the People’s Republic of China.

Variant	A specific implementation of a protocol, typically unique to a company, region or manufacturer.

Universal Mobile Telecommunications System (UMTS)	A third generation digital high speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to GSM and GPRS.

Voice over IP (VoIP)	The transmission of voice signals over IP networks, primarily the Internet.

WiMAX	A standards-based technology enabling the delivery of last-mile wireless broadband access as an alternative to cable and DSL.

Item 1A.	Risk Factors

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

We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:

•	the variable size and timing of individual purchases by our customers, including delays in customer purchasing decisions or orders due to customer consolidation;

•	the absence of long-term customer purchase contracts;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	asset impairment, valuation allowance and restructuring charges;

•	changes in our tax rate;

•	changes in the mix of products sold;

•	changes in the regulatory environment; and

•	adverse results from litigation.

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

Our current generation of software runs under the Linuxtm operating system; previous generations ran under Sun Microsystems Solaristm UNIXtm. Our current and prospective customers may request other operating systems, such as Windows Vistatm, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could result in a reduction in customer orders and thereby adversely affect our revenues, cash flows and results of operations.

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

Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In fiscal 2007 and 2006, our revenues in Japan were negatively impacted by competition from test products developed by one of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect this competitive factor to continue to impact our Japanese revenues in fiscal 2008. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are less widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.

Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.

Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2007, our top five customers represented approximately 51% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or further industry consolidation, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

Our success depends on the timely development and introduction of new products.

Our future success will depend in part on our ability to anticipate and respond to changing industry standards and customer requirements by enhancing our existing products and services. We will need to develop and introduce, on a timely and cost-effective basis, new products, features and services that address the needs of our customer base. We may not be successful in identifying, developing and marketing new products, product enhancements and related services that respond to technological change or evolving industry standards or that adequately meet new market demands. For example, in fiscal 2006, our revenues were negatively impacted by product development delays resulting from the length of time and level of resources that were required to complete the common hardware platform that supports both our DCT and MGTS products.

We face foreign business, political and economic risks because a significant portion of our sales is to customers outside the United States.

In fiscal 2007, we derived 78% of our revenues from customers outside of the United States, and we maintain operations in twelve other countries. International sales and operations are subject to inherent risks, including:

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

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In March 2007, we reached a favorable settlement of a lawsuit that we had brought against a competitor for alleged misappropriation of confidential and trade secret information. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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

Currently, a significant portion of our revenues comes from international sales. Recent environmental legislation within the European Union (EU) may increase our cost of doing business internationally and impact our revenues from EU countries as we comply with and implement these new requirements. The EU has published Directives on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment, and disposal of equipment placed on the EU market after August 13, 2005 (the “effective date”). The WEEE Directive also makes commercial end users of electronic equipment financially responsible for the collection and management of equipment placed on the market before the effective date. The WEEE Directive also requires labeling products placed on the EU market after the effective date. As a result of these obligations, our product distribution, logistics and waste management costs may increase and may adversely impact our financial condition and results of operations. In January 2003, the EU adopted Directive 2002/95/EC on Restriction on the Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”). The RoHS Directive bans in the EU the use of certain hazardous materials in electrical and electronic equipment. We have not incurred significant incremental costs as a result of the RoHS Directive and we do not expect costs to be significant in the future, but if they are, our financial condition or results of operations could be materially adversely affected. In addition, similar legislation has been or could be enacted in other countries outside the EU (such as China) and/or the scope of the RoHS Directive could be expanded by the EU or EU-member countries, which could have an adverse effect on our financial condition or results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we were required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. In our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective. Although these officers have concluded that our disclosure controls and processes were effective as of the end of the period covered by this Annual Report on Form 10-K, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.

Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of November 30, 2007, Richard A. Karp, our Chief Executive Office and Chairman of our Board, beneficially owned 3,017,020 shares and Nancy H. Karp, one of our directors, beneficially owned 1,372,331 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.

Our principal stockholders could prevent or delay a change in control.

As of November 30, 2007, Dr. Karp beneficially owned 3,017,020 shares or approximately 22% of our common stock outstanding and Nancy H. Karp, one of our directors, beneficially owned 1,372,331 shares or approximately 10% of our common stock outstanding. Due to repurchases of common stock by the Company, the percentage of shares held by these individuals has increased, and may continue to increase. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

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

Our executive offices, product development and primary support and production operations are located in Mountain View, California, where we occupy approximately 39,000 square feet pursuant to leases that expire in 2010. The annual rent for the property is approximately $448,000. In addition we lease approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2008 with an approximate rent amount of $196,000. We believe that these facilities will be adequate for our planned purposes.*

We also lease a total of approximately 31,000 square feet of professional services office space in the following locations: Schaumburg, Illinois; Dallas, Texas; Fairfax, Virginia; Ottawa, Canada; Chippenham, England; Gilching, Germany; Aachen, Germany; Antony Cedex, France; Helsinki, Finland; Sollentuna, Sweden; Tokyo, Japan; Yokosuka Research Park, Japan; Melbourne, Australia; Shanghai, China; Beijing, China; Manila, Philippines; and Bangalore, India.

Item 3.	Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had approximately 46 stockholders of record as of December 10, 2007. Our common stock is quoted on the Nasdaq National Market System (“Nasdaq”) under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2007		2006
	High	Low	High	Low

First fiscal quarter	$9.31	$8.20	$18.34	$14.79
Second fiscal quarter	$10.20	$8.63	$15.42	$11.79
Third fiscal quarter	$10.74	$9.03	$13.45	$8.85
Fourth fiscal quarter	$10.14	$6.44	$12.15	$8.36

Dividend Policy

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Program

The following table sets forth information regarding repurchases of our common stock during the quarter ended September 30, 2007:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	per Share(1)	Plans or Programs	or Programs

July 1, 2007 — July 31, 2007	17,643	$9.93	17,643	1,518,785
August 1, 2007 — August 31, 2007	—	—	—	—
September 1, 2007 — September 30, 2007	200,000	$7.28	200,000	1,318,785

Total for the Quarter	217,643	$7.49	217,643	1,318,785

(1)	Average price paid per share includes brokerage commission

All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be purchased under the program. During the fourth quarter of fiscal 2007, the Company repurchased 217,643 shares at a cost of approximately $1.6 million. As of September 30, 2007, approximately 1,319,000 shares remained available for repurchase under the authorization. In November 2007, our Board of Directors authorized an increase of 208,974 shares in the number of shares that may be repurchased under the share repurchase program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.

Performance Comparison of Stockholder Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the information set forth below under this heading, “Performance Comparison of Stockholder Return” shall not be deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The following line graph compares the cumulative total return to holders of our Common Stock with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index for the period commencing September 30, 2002 and ending September 30, 2007. Returns for the indices are weighted based on market capitalization at the beginning of each fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(1)
Among Catapult Communications Corporation, The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

(1)	$100 invested on 9/30/20 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

The graph assumes that $100 was invested on September 30, 2002 in our Common Stock and in each index, and that all dividends were reinvested. No dividends have been declared or paid on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

The following selected financial data is derived from audited financial statements to and should be read in conjunction with the “Management Discussion and Analysis of Financial Condition and Results of Operations” section and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Consolidated Statements of Operations Data:
Revenues:
Products	$25,090	$32,372	$50,441	$45,703	$35,344
Services	14,251	15,012	14,507	12,315	9,880

Total revenues	39,341	47,384	64,948	58,018	45,224

Cost of revenues:
Products	5,311	5,513	5,766	5,192	5,652
Services	3,101	3,811	3,434	3,570	2,825
Amortization and impairment of purchased Technology	49	2,543	686	686	686

Total cost of revenues	8,461	11,867	9,886	9,448	9,163

Gross profit	30,880	35,517	55,062	48,570	36,061

Operating expenses:
Research and development	13,349	13,652	12,445	11,740	13,519
Sales and marketing	16,701	17,341	18,401	17,075	14,506
General and administrative	9,102	10,647	9,008	6,885	6,679
Restructuring costs	—	359	—	—	730

Total operating expenses	39,152	41,999	39,854	35,700	35,434

Operating income (loss)	(8,272)	(6,482)	15,208	12,870	627
Interest income	3,268	2,817	1,364	801	786
Interest expense	—	—	—	(321)	(350)
Other income (expense), net (Note 13)	1,795	(11)	(148)	148	1,216

Income (loss) before income taxes	(3,209)	(3,676)	16,424	13,498	2,279
Provision for (benefit from) income taxes	1,212	6,990	2,276	(413)	(2,086)

Net income (loss)	$(4,421)	$(10,666)	$14,148	$13,911	$4,365

Net income (loss) per share — basic	$(0.32)	$(0.72)	$0.96	$1.06	$0.34

Net income (loss) per share — diluted	$(0.32)	$(0.72)	$0.94	$0.95	$0.33

Shares used in per share calculation:
Basic	13,849	14,736	14,677	13,100	12,948

Diluted	13,849	14,736	15,019	14,556	13,113

	September 30,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$62,242	$70,134	$68,807	$52,670	$30,671
Working capital	61,826	72,696	73,887	55,347	16,629
Total assets	126,970	136,807	147,760	128,271	107,089
Convertible notes payable	—	—	—	—	17,674
Total stockholders’ equity	$111,776	$121,732	$132,523	$115,765	$76,621

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our revenues are derived from product sales, which include both licenses of our test system software and sales of our test system hardware, and from services, which include customer support under hardware and software support contracts as well as training. Prices for our test systems vary widely depending upon overall system configuration factors, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000. In addition to the initial system purchase, customers also may upgrade their systems by purchasing additional software protocol modules and hardware. Product sales are recognized upon delivery, provided persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the resulting receivable is probable and fair value exists for any undelivered elements of the arrangement.

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

Conditions and Trends in Our Industry

In our fiscal year ended September 30, 2007, we experienced lower revenues due to the effects of consolidation among major customers outside Japan, such as Alcatel-Lucent (which also acquired the 3G wireless business from Nortel) and Nokia Siemens Networks, and to continued competition from our customers’ own test equipment offerings in the Japanese market. These factors resulted in reduced purchasing of our products and services by our customers throughout the world. We expect these factors to continue to impact our revenues in fiscal 2008.

Summary of Our Financial Performance in Fiscal 2007 compared to Fiscal 2006

Our operating financial performance in the fiscal year ended September 30, 2007 deteriorated in comparison with our performance in the previous fiscal year: our revenues decreased by 17% to $39.3 million and our operating loss increased to $8.3 million from $6.5 million.

The revenue decrease was greatest in the two geographic sales regions that were most affected by customer consolidation: revenues in Europe fell by 24% to $12.1 million and revenues in other markets (referred to by us as “Rest of World”) fell by 35% to $6.0 million. Revenues in Rest of World were also impacted by lower test spending by domestic Chinese customers. Revenues in North America and Japan fell by 3% and 6%, respectively. Revenues in fiscal 2007 were not affected by product development delays such as those we experienced in fiscal 2006.

We saw an increase of four percentage points in our gross profit margin to the 78% level due primarily to a reduction of $2.5 million in amortization charges as a result of the absence in fiscal 2007 of the non-cash impairment charge for intangible assets that was recorded in fiscal 2006.

Operating expenses decreased by $2.8 million, primarily due to the following expense reductions:

•	$1.3 million in non-cash amortization charges as a result of the impairment charge for intangible assets recorded in fiscal 2006;

•	$0.5 million in accounting expenses;

•	$0.4 million in restructuring charges;

•	$0.4 million in contractor and consultant expenses;

•	$0.3 million in expenses associated with new product introductions;

•	$0.3 million in distributor commissions; and

•	$0.1 million in employee compensation, net of increases in variable compensation and exchange rate effects, due to a reduction in headcount of 9%, or 18 employees, in the number of employees engaged in research and development, sales and marketing and administration.

These reductions were partly offset by an increase of $0.4 million in non-cash stock option expenses. Operating expense fluctuations are discussed in more detail in the section below entitled “Fiscal Years Ended September 30, 2007 and 2006”.

Our net loss in fiscal 2007 was further reduced by three additional factors:

•	an increase of $0.5 million in interest income from the fiscal 2006 level;

•	other income of $1.8 million in fiscal 2007, representing the value of shares received in a legal settlement; and

•	a $5.8 million reduction in our provision for income taxes due primarily to the absence of the $7.4 million increase in the non-cash valuation allowance against our U.S. deferred tax assets that we recorded in fiscal 2006.

During fiscal 2007, our cash, cash equivalents and short-term investment balances decreased by $7.9 million. We generated $1.4 million in cash flows from operating activities and used $9.3 million for the repurchase of common shares and $0.5 million for capital expenditures net of disposals. Our sources and uses of cash are discussed in more detail in the section below entitled “Liquidity and Capital Resources.”

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

Revenue Recognition

Sales of our product arrangements normally include hardware and software. We also offer training, consulting and maintenance services separately from our product arrangements. We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, as follows.

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

Subject to the foregoing considerations, we recognize revenue on product sales upon delivery. We recognize revenues allocated to training and consulting services at the time the services are completed. We recognize revenues allocated to maintenance ratably over the term of the maintenance contract during which the services are delivered.

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

Deferred tax assets and liabilities included on our consolidated balance sheet arise from temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. We assess the likelihood that the value of our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance. If we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in our consolidated statement of operations. Based on our revised estimates concerning future pre-tax U.S. profitability that resulted from updates in the fourth quarter of fiscal 2006 to our forecasts of future revenues and cash flows, as of September 30, 2006 we recorded a full valuation allowance against all of our U.S. deferred tax assets. A $0.2 million partial valuation allowance had been recorded in fiscal 2005. If actual future profitability exceeds our estimates or if we adjust these estimates in future periods, we may need to reduce our valuation allowances, which could materially improve our financial position and results of operations. No reduction in the valuation allowance was made in fiscal 2007.

We operate in numerous tax jurisdictions and are subject to regular examinations by various U.S. federal, U.S. state, and foreign tax authorities. Our income tax filing positions in each of the jurisdictions in which we do business are supported by interpretations of the local income tax laws and rulings. Cross-jurisdictional transactions involving the transfer prices for products, services and intellectual property comprise our significant income tax exposures. Tax authorities are increasingly asserting interpretations of laws and facts to challenge cross-jurisdictional transactions. We regularly assess our position with regard to tax exposures, and we record liabilities for uncertain tax positions and related interest and penalties, if any, according to the principles of Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, based on our estimate of the possibility that additional taxes will be due. Due to the uncertainty in estimating the final resolution of complex tax matters, actual amounts payable as finally determined by tax audits may differ from our estimates, and such differences could have a material effect on our financial position.

Additional information regarding income taxes is contained in Note 7 of the Notes to the Consolidated Financial Statements.

Foreign Exchange Risk and Derivative Financial Instruments

Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to changes in exchange rates on foreign currency denominated transactions. When such exposure is considered material, we may use foreign currency forward exchange contracts, and we infrequently use currency options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency-denominated receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Gains or losses on forward contracts and options as well as the cost of the options are included in other income (expense), net. To the extent that our judgment in mitigating the risk of movements in foreign exchange rates is imperfect, we may incur foreign exchange losses that could affect our results of operations.

Allowance for Doubtful Accounts and Excess or Obsolete Inventory

When judging the adequacy of our allowance for doubtful accounts, we specifically analyze accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expenses recognized in any period may differ materially if we make different judgments. Our accounts receivable balance as of September 30, 2007 was $7.0 million, net of an allowance for doubtful accounts of $0.1 million.

Inventory is stated at the lower of cost (computed using standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly review inventory quantities on hand and write down excess or obsolete inventories to their estimated net realizable value. We make significant estimates and assumptions based on our judgment of inventory age, shipment history and our forecast of future demand. A significant decrease in market demand for our product could result in an increase in our reserve for excess inventory quantities on hand. In addition, our industry is subject to technological change that could result in an increase in the amount of our reserve for obsolete inventory quantities on hand. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. Our inventory balance as of September 30, 2007 was $2.5 million, net of excess or obsolete inventories of $2.5 million. The majority of the allowance for excess or obsolete inventory was acquired in our acquisition of NDB and written off as part of our acquisition accounting. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.

Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. We performed our most recent annual impairment test as of September 30, 2007 and determined that we have a single reporting unit. We did not record an impairment of goodwill during the fiscal years ended September 30, 2007, 2006 and 2005. In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting unit to determine its fair value. These estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values and growth rates, market discount rates and tax rates. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. Goodwill was $49.4 million at September 30, 2007 and 2006.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable or that the useful life of a long-lived asset may be shortened. Recoverability of an asset is measured by comparing its carrying value to the future undiscounted cash flows that the asset is expected to generate. Any impairment is measured by the amount by which the carrying value exceeds the projected discounted future operating cash flows. Assets to be disposed of and that we have committed to a plan to dispose of, whether through sale or abandonment, are reported at the lower of carrying value or fair value less costs to sell. In the three months ended September 30, 2006, we initiated an impairment review because updated revenue and cash flow forecast information indicated that the carrying value of long-lived and intangible assets might not be recoverable. As a result, we determined that the carrying value of long-lived and intangible assets exceeded the associated projected cash flows and, accordingly, we recorded an impairment charge in the amount of $2.9 million as of September 30, 2006. The impairment charge was recorded in our consolidated statement of operations as follows: approximately $1.9 million was charged to cost of sales, $0.9 million to general and administrative expense, and $45,000 to sales and marketing expense. During the fiscal years ended September 30, 2007 and 2005, we did not record any impairment charges on long-lived assets or intangible assets. In assessing potential impairment, we make significant estimates and assumptions regarding the useful lives of intangible assets and the discounted future cash flows that these assets are expected to generate to determine their fair value. If our estimates or the related assumptions change in the future, we may be required to record additional impairment charges on long-lived assets and intangible assets to further reduce the carrying value of these assets. Net intangible assets and long-lived assets were $1.7 million and $2.1 million at September 30, 2007 and 2006, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life. If actual experience differs significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues.

	Percentage of Total Revenues Year Ended
	September 30,
	2007	2006	2005

Revenues:
Products	63.8%	68.3%	77.7%
Services	36.2	31.7	22.3

Total revenues	100.0	100.0	100.0

Cost of revenues:
Products	13.5	11.6	8.9
Services	7.9	8.0	5.3
Amortization and impairment of purchased technology	0.1	5.4	1.0

Total cost of revenues	21.5	25.0	15.2

Gross profit(1)	78.5	75.0	84.8

Operating expenses:
Research and development	33.9	28.8	19.2
Sales and marketing	42.5	36.6	28.3
General and administrative	23.1	22.5	13.9
Restructuring costs	—	0.8	—

Total operating expenses	99.5	88.7	61.4

Operating income (loss)	(21.0)	(13.7)	23.4
Interest income	8.3	5.9	2.1
Other income (expense), net	4.5	—	(0.2)

Income (loss) before income taxes	(8.2)	(7.8)	25.3
Provision for income taxes	3.0	14.7	3.5

Net income (loss)	(11.2)%	(22.5)%	21.8%

Gross profit margin on products	78.8%	83.0%	88.6%

Gross profit margin on services	78.2%	74.6%	76.3%

(1)	Gross profit margin on products and services excludes amortization of purchased technology.

Fiscal Years Ended September 30, 2007 and 2006

Revenues

Our revenues for fiscal 2007 decreased by 17% to $39.3 million from $47.4 million in fiscal 2006. Over the same period, product revenues decreased by 22% to $25.1 million from $32.4 million. The decrease in product revenues was attributable to decreased sales of our test systems for the reasons discussed above under the heading “Conditions and Trends in our Industry”. Services revenues decreased approximately 5% to $14.3 million from $15.0 million primarily due to a decrease in product support revenues.

Our revenues by sales territory, based on origin of order taken, varied as follows in fiscal 2007 in comparison with fiscal 2006:

•	North American revenues decreased by 3% to $12.2 million from $12.5 million;

•	European revenues decreased by 24% to $12.1 million from $16.0 million;

•	Japanese revenues decreased by 6% to $9.0 million from $9.6 million; and

•	Rest of World revenues decreased by 35% to $6.0 million from $9.3 million.

A 2% decrease in the average value of the Japanese yen, in which all our revenues in Japan are denominated, accounted for $0.2 million of the decrease in our revenues.

Information on revenues from major customers is provided in Note 1 of the Notes to Consolidated Financial Statements included with this Annual Report on Form 10-K.

Cost of Revenues

Cost of product revenues consists of the costs of purchased components, circuit board assembly by independent contractors, payroll, benefits and stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 4% to $5.3 million in fiscal 2007 from $5.5 million in fiscal 2006. Gross margin on product revenues decreased to 79% from 83% due primarily to a less favorable product mix that resulted in a higher level of hardware components as a percentage of product sales. The impact of the change in product mix was partially offset by a reduction of $0.3 million in the incremental provision for inventory obsolescence.

Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support and training personnel, as well as the costs of travel, materials and equipment. Cost of services revenues decreased by approximately 19% to $3.1 million in fiscal 2007 from $3.8 million in fiscal 2006, due primarily to a decrease of 31%, or 8 employees, in the average number of employees engaged in customer support. Gross margin on services revenues increased to 78% from 75% as the cost of services revenues decreased more than the services revenues themselves.

Amortization and impairment of purchased technology decreased by $2.5 million to $49,000 in fiscal 2007 from $2.5 million in fiscal 2006 as a result of the impairment charge recognized at the end of fiscal 2006.

Gross margins did not vary significantly by geographic region.

Research and Development

Research and development expenses consist primarily of salaries, benefits and stock-based compensation for engineers, as well as materials, equipment and consulting services. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred.

Research and development expenses decreased by approximately 2% to $13.3 million in fiscal 2007 from $13.7 million in fiscal 2006 due to a decrease of 2%, or two employees, in the average number of employees engaged in research and development, a decrease of $0.3 million in expenses associated with the introduction of new hardware products and a decrease of $0.3 million in contractor expenses. These factors were partially offset by an increase of $0.2 million in variable compensation due improved performance against targets and goals and an exchange rate driven increase of $0.3 million due to average increases of 8% in the Australian dollar and 9% in the British pound against the US dollar. As a percentage of total revenues, research and development expenses increased to 34% in fiscal 2007 from 29% in fiscal 2006. We expect the absolute annual level of research and development expenses to increase in fiscal 2008 due to additional expenses associated with developing a radio interface for LTE testing and to additional hiring for our applications development center in the Philippines.*

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses and stock-based compensation, as well as occupancy costs, travel and promotional expenses such as product brochure and trade show costs.

Sales and marketing expenses decreased approximately 4% to $16.7 million in fiscal 2007 from $17.3 million in fiscal 2006. Two major factors contributed to this decrease:

•	a decrease of 12%, or 12 employees, in the average number of employees engaged in sales and marketing; and

•	a decrease of $0.3 million in distributor commissions.

These factors were partially offset by an exchange rate-driven increase of $0.6 million due to average increases of 9% in the British pound, 8% in the Euro, 4% in the Chinese renminbi and 3% in the Canadian dollar against the US dollar, an increase of $0.3 million in variable compensation due to improved performance against targets and goals, and an increase of $0.1 million in non-cash stock option expenses. As a percentage of total revenues, sales and marketing expenses increased to 42% from 37% over the same period. We expect the absolute annual level of sales and marketing expenses to increase in fiscal 2008, primarily as a result of an anticipated increase in variable compensation.*

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, bonuses and stock-based compensation, as well as third party costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization and impairment of certain acquired intangible assets.

General and administrative expenses decreased approximately 15% to $9.1 million in fiscal 2007 from $10.6 million in fiscal 2006, due primarily to a reduction of $1.3 million in non-cash amortization expenses as a result of the absence of the impairment charge recorded at the end of fiscal 2006, a decrease of 18%, or 4 employees, in the average number of employees engaged in administration and a reduction of $0.5 million in accounting expenses. These decreases were partially offset by an increase of $0.4 million in variable compensation due to improved performance against targets and goals, and an increase of $0.2 million in non-cash stock option expenses. As a percentage of total revenues, general and administrative expenses increased to 23% from 22% over the same period. We expect the absolute annual level of general and administrative expenses to remain relatively unchanged in fiscal 2008.*

Restructuring Costs

A $0.4 million restructuring charge was recorded in fiscal 2006 related to a reduction in force of 20 employees. No restructuring charge was recorded in fiscal 2007.

Interest Income

Interest income increased to $3.3 million in fiscal 2007 from $2.8 million in fiscal 2006 due to increases in short-term interest rates. Realized gains and losses on sale of securities are included in interest income.

Other Income (Expense), Net

Other income (expense), net increased to income of $1.8 million in fiscal 2007 from expense of $11,000 in fiscal 2006 due to income of $1.8 million recorded in fiscal 2007 on the receipt of shares valued at that amount on the settlement of a lawsuit.

Income Taxes

In fiscal 2007, we recorded a tax provision of $1.2 million. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we did not accrue a benefit on U.S. pre-tax losses in fiscal 2007. As a result, our tax provision in fiscal 2007 consisted of an accrual for the increase in deferred tax liability related to amortization for tax purposes of a loss on the disposal of a Japanese subsidiary acquired from Tekelec in fiscal 2002, actual tax payable by international subsidiaries and an increase in our accrual for uncertain overseas tax positions. In fiscal 2006, we recorded a provision for income taxes of $7.0 million, primarily due to an increase of $7.4 million in the valuation allowance against our U.S. deferred tax assets.

Fiscal Years Ended September 30, 2006 and 2005

Revenues

Our revenues for fiscal 2006 decreased by 27% to $47.4 million from $64.9 million in fiscal 2005. Over the same period, product revenues decreased by 36% to $32.4 million from $50.4 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems for the reasons discussed above under the heading “Conditions and Trends in our Industry”. Services revenues increased approximately 3% to $15.0 million from $14.5 million primarily due to an increase in consulting revenue.

Our revenues by sales territory varied as follows in fiscal 2006 in comparison with fiscal 2005:

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

Cost of Revenues

Cost of product revenues consists of the costs of purchased components, circuit board assembly by independent contractors, payroll, benefits and, in fiscal 2006, stock-based compensation for personnel in product testing, purchasing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 4% to $5.5 million in fiscal 2006 from $5.8 million in fiscal 2005. Gross margin on product revenues decreased to 83% from 89% due to a $0.4 million increase in our inventory reserve in the fourth fiscal quarter to provide for the accelerated obsolescence of pre-common platform hardware components, and the recognition of $0.1 million in pre-tax, non-cash, stock-based compensation expense under SFAS 123(R), Share-Based Payment, which we adopted at the beginning of fiscal 2006. Because we elected to adopt this standard under the modified prospective transition method, we did not restate prior periods to include stock-based compensation expense. Refer to “Stock-Based Compensation” in the “Critical Accounting Policies and Estimates” section above.

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

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, bonuses and, in fiscal 2006, stock-based compensation, as well as third party costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization and impairment of certain acquired intangible assets.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations.

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

Our operating activities provided cash of $1.4 million, $5.4 million and $14.8 million in fiscal 2007, 2006 and 2005, respectively. Our net loss used $4.4 million and $10.7 million in fiscal 2007 and 2006, respectively, while net income provided $14.1 million in fiscal 2005. Adjustments for non-cash items totaled $4.6 million, $14.1 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively. These non-cash items included changes in deferred tax balances, charges for depreciation of fixed assets and amortization of intangible assets related to our acquisition of NDB, including, in fiscal 2006, impairment charges recorded against these assets, and, in fiscal 2006 and 2007, stock-based compensation expense. Finally, our cash flows from operations are affected by changes in current assets and liabilities. These changes in non-cash working capital components increased cash flow from operations by $1.2 million and $1.9 million in fiscal 2007 and 2006, respectively, and decreased cash flow from operations by $2.3 million in fiscal 2005.

Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 65 days for the year ended September 30, 2007 from 75 days for the year ended September 30, 2006 and 83 days for the year ended September 30, 2005. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

Investing activities have consisted of purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment net of proceeds of disposals decreased to $0.5 million in fiscal 2007 from $1.2 million in fiscal 2006 and $0.8 million in fiscal 2005. We expect that purchases of property and equipment will total approximately $0.8 million in fiscal 2008*. We invest cash that is surplus to our operating requirements in professionally managed short-term investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Net purchases and sales of short-term investments provided cash of $8.8 million and $2.2 million in fiscal 2007 and 2006, respectively, to assist with funding the repurchase of common stock, and used cash of $17.3 million in fiscal 2005 as surplus cash that we generated was invested.

Financing activities used cash of $9.1 million in fiscal 2007 as the $9.3 million used to repurchase common stock exceeded the $0.1 million received from the exercise of stock options. Financing activities used cash of $3.0 million in fiscal 2006 as the $3.6 million used to repurchase common stock exceeded the $0.6 million received from the exercise of stock options and the sale of shares under our employee stock purchase plan. Financing activities provided cash of $2.2 million in fiscal 2005 from the exercise of stock options and the sale of shares under our employee stock purchase plan. We discontinued our employee stock purchase plan in fiscal 2006.

As of September 30, 2007, we had working capital of $61.8 million, cash and cash equivalents of $23.4 million and short-term investments of $38.9 million. As of September 30, 2007, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
	(In millions)

Operating leases	$2.6	$1.5	$1.1	$—	$—
Unconditional purchase obligations	$0.2	$0.2	—	—	—

Total contractual cash obligations	$2.8	$1.7	$1.1	$—	$—

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

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Foreign Exchange Risk and Derivative Financial Instruments

Our foreign subsidiaries operate and sell our products in various global markets. In fiscal 2007, approximately 23% of our revenues resulted from invoices that were issued and paid in Japanese yen and 4% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated receivables or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period.

We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At September 30, 2007, we had no forward exchange contracts or options outstanding.

We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi, the Indian rupee and the Philippine peso. In fiscal 2007, we incurred approximately $13.9 million of operating expenses in foreign currencies. In Japan, our yen operating expenses, which amounted to approximately $1.9 million in fiscal 2007, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.

We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of September 30, 2007, short-term investments consisted of available-for-sale securities of $38.9 million (see Note 5, Balance Sheet Components in the Notes to Consolidated Financial Statements). These fixed income marketable securities included corporate and municipal bonds and notes and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of September 30, 2007, the decline in the fair value of the portfolio would not be material to our financial position.

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

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management concluded at the end of fiscal year 2007 that the material weakness reported in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 had been remediated as of September 30, 2007, and our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the Company’s internal control of financial reporting. This report is included herein.

(c) Changes in internal controls over financial reporting.

During the year the Company implemented a control to address the material weakness identified at September 30, 2006 as follows:

•	The Company’s Chief Financial Officer performs a detailed quarterly review to confirm that the Company’s accounting for its cash, cash equivalents and short-term investments is in accordance with the requirements of generally accepted accounting principles in the United States.

During the fourth quarter of fiscal 2007, the Company evaluated and tested this control and determined the material weakness was remediated. There were no other changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Catapult Communications Corporation and subsidiaries (collectively the “Company”) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2007, of the Company and our report dated December 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 13, 2007

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for February 5, 2008, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders. The information required by this item concerning executive officers is incorporated herein by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Our Executive Officers.”

Code of Business Conduct and Code of Ethics for Officers

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which has been filed as Exhibit 14 to our Annual Report on Form 10-K dated December 5, 2003.

Item 11.	Executive Compensation

The information required under this item is included under the captions “Compensation Discussion and Analysis”, “Corporate Governance — Director Compensation”, “Report of the Compensation Committee” and “Compensation Tables” in our 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables — Equity Compensation Plan Information” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the information under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in our Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the information under the caption “Proposal Three — Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

Page

(1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	40
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets at September 30, 2007 and 2006	42
Consolidated Statements of Operations for each of the three years in the period ended September 30, 2007	43
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2007	44
Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2007	45
Notes to Consolidated Financial Statements	46
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Supplementary Financial Data (Unaudited):
Quarterly Financial Data for each of the years ended September 30, 2007 and 2006	67
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited the accompanying consolidated balance sheets of Catapult Communications Corporation and subsidiaries (collectively the “Company”) as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 2006 the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in the Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 13, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
December 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended September 30, 2005 (appearing on pages 43 through 45 of Catapult Communications Corporation’s 2007 Annual Report on Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Catapult Communications Corporation and its subsidiaries for the year ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

San Jose, California

December 14, 2005, except for the revision of the classification of certain investments discussed in Note 1 (not presented herein), to the consolidated financial statements appearing under Item 15 of the Company’s fiscal 2006 Annual Report on Form 10K, which is as of December 29, 2006.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In thousands, except share and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$23,351	$22,462
Short-term investments	38,891	47,672
Accounts receivable, net of allowances of $61 and $15 as of September 30, 2007 and 2006, respectively	7,015	9,696
Inventories	2,485	3,484
Deferred tax assets	96	91
Prepaid expenses	1,767	1,586

Total current assets	73,605	84,991
Property and equipment, net	1,585	1,912
Goodwill	49,394	49,394
Other intangibles, net	143	216
Other assets	2,243	294

Total assets	$126,970	$136,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$617	$874
Accrued liabilities	4,956	3,718
Deferred revenue	6,206	7,703

Total current liabilities	11,779	12,295
Deferred revenue, long-term portion	406	256
Deferred taxes and other liabilities, long term	3,009	2,524

Total liabilities	15,194	15,075

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,427,073 and 14,438,206 issued and outstanding as of September 30, 2007 and 2006, respectively	13	14
Additional paid-in capital	48,661	50,450
Accumulated other comprehensive income	1,026	687
Retained earnings	62,076	70,581

Total stockholders’ equity	111,776	121,732

Total liabilities and stockholders’ equity	$126,970	$136,807

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except
	per share amounts)

Revenues:
Products	$25,090	$32,372	$50,441
Services	14,251	15,012	14,507

Total revenues	39,341	47,384	64,948

Cost of revenues:
Products	5,311	5,513	5,766
Services	3,101	3,811	3,434
Amortization and impairment of purchased technology	49	2,543	686

Total cost of revenues	8,461	11,867	9,886

Gross profit	30,880	35,517	55,062

Operating expenses:
Research and development	13,349	13,652	12,445
Sales and marketing	16,701	17,341	18,401
General and administrative	9,102	10,647	9,008
Restructuring costs	—	359	—

Total operating expenses	39,152	41,999	39,854

Operating income (loss)	(8,272)	(6,482)	15,208
Interest income	3,268	2,817	1,364
Other income (expense), net (Note 13)	1,795	(11)	(148)

Income (loss) before income taxes	(3,209)	(3,676)	16,424
Provision for income taxes	1,212	6,990	2,276

Net income (loss)	$(4,421)	$(10,666)	$14,148

Net income (loss) per share — basic	$(0.32)	$(0.72)	$0.96

Net income (loss) per share — diluted	$(0.32)	$(0.72)	$0.94

Shares used in per share calculation:
Basic	13,849	14,736	14,677

Diluted	13,849	14,736	15,019

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Retained	Stock-holders’	Comprehensive
	Shares	Amount	Capital	Compensation	Income	Earnings	Equity	Income (Loss)
	(In thousands, except share data)

Balances at October 1, 2004	14,545,546	$15	$46,297	$(39)	$660	$68,832	$115,765	$13,996

Issuance of common stock from exercise of stock options	179,162	—	2,177	—	—	—	2,177
Tax benefit from employee stock transactions	—	—	470	—	—	—	470
Amortization of deferred stock-based compensation	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	(28)	—	(28)	(28)
Unrealized gains and (losses) on investments, net	—	—	—	—	(45)	—	(45)	(45)
Net income	—	—	—	—	—	14,148	14,148	14,148

Balances at September 30, 2005	14,724,708	15	48,944	(3)	587	82,980	132,523	14,075

Issuance of common stock from exercise of stock options	102,449	—	614	—	—	—	614
Repurchase and cancellation of common stock	(388,951)	(1)	(1,858)	—	—	(1,733)	(3,592)
Stock-based compensation	—	—	2,750	—	—	—	2,750
Amortization of deferred stock-based compensation	—	—	—	3	—	—	3
Currency translation adjustment	—	—	—	—	50	—	50	50
Unrealized gains and (losses) on investments, net	—	—	—	—	50	—	50	50
Net loss	—	—	—	—	—	(10,666)	(10,666)	(10,666)

Balances at September 30, 2006	14,438,206	14	50,450	—	687	70,581	121,732	(10,566)

Issuance of common stock from exercise of stock options	23,731	—	132	—	—	—	132
Repurchase and cancellation of common stock	(1,034,864)	(1)	(5,188)	—	—	(4,084)	(9,273)
Stock-based compensation	—	—	3,267	—	—	—	3,267
Currency translation adjustment	—	—	—	—	333	—	333	333
Unrealized gains and (losses) on investments, net	—	—	—	—	6	—	6	6
Net loss	—	—	—	—	—	(4,421)	(4,421)	(4,421)

Balances at September 30, 2007	13,427,073	$13	$48,661	$—	$1,026	$62,076	$111,776	$(4,082)

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(4,421)	$(10,666)	$14,148
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	902	1,082	1,733
Amortization and impairment of purchased technology	49	2,543	686
Amortization and impairment of other acquisition related intangibles	24	1,292	335
Amortization of deferred stock-based compensation	—	3	36
Gain on disposal of fixed assets	(25)	—	—
Provision for (recovery of) doubtful accounts	46	(256)	(24)
Deferred income taxes	340	6,686	(259)
Stock-based compensation expense	3,267	2,750	—
Tax benefits from employee stock option plans	—	—	470
Change in assets and liabilities:
Accounts receivable	2,613	5,291	(4,588)
Inventories	1,000	(392)	(731)
Prepaid expenses	(164)	(190)	228
Other assets	(1,800)	43	35
Accounts payable	(280)	(778)	490
Accrued liabilities	1,179	(1,812)	(461)
Deferred revenue	(1,347)	(223)	2,724

Net cash provided by operating activities	1,383	5,373	14,822

Cash flows from investing activities:
Sale and maturities of short-term investments	79,297	89,977	55,318
Purchase of short-term investments	(70,509)	(87,744)	(72,656)
Purchase of property and equipment	(550)	(1,179)	(799)
Proceeds from sale of property & equipment	66	—	—

Net cash provided by (used in) investing activities	8,304	1,054	(18,137)

Cash flows from financing activities:
Repurchase of common stock	(9,273)	(3,592)	—
Proceeds from exercise of stock options	132	614	2,177

Net cash provided by (used in) financing activities	(9,141)	(2,978)	2,177

Effect of exchange rate changes on cash and cash equivalents	343	61	(18)

Net increase (decrease) in cash and cash equivalents	889	3,510	(1,156)
Cash and cash equivalents, beginning of year	22,462	18,952	20,108

Cash and cash equivalents, end of year	$23,351	$22,462	$18,952

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$6	$50	$(45)

Cash paid for income taxes	$497	$1,305	$2,690

Non-cash investing and financing activities:
Purchase of property and equipment on account tion	$17	$69	$—

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies

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

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Catapult Communications Limited, Catapult Communications K.K., Catapult Communications International Limited, Catapult Communications (China) Co. Limited, Catapult Communications Applications Development, Inc., and Catapult Communications Bangalore Private Limited. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts at financial institutions in the United States, Japan, China, India, Australia, Europe, the United Kingdom, Ireland, the Philippines and Canada. Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper, pre-refunded securities and money market securities, the fair value of which approximates cost.

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

Short-term investments also include variable rate demand notes. Although these securities are issued and rated as long-term bonds, they are priced and traded as short-term investments because of the liquidity provided through the interest rate reset. The short-term nature and structure, the frequency with which the interest rate resets, the put

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option in these instruments and at our discretion indicates that such securities should be classified as short-term investments with the intent of meeting the Company’s short-term working capital requirements.

Our short-term investments, together with our cash equivalents, are placed in portfolios managed in accordance with the Company’s investment policy by three professional money management firms. At September 30, 2007 and 2006, the portfolios consisted primarily of commercial paper, investment quality corporate and municipal bonds, and U.S. government agency securities.

At September 30, 2007 and 2006, our short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheets. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized gains and losses are reported in interest income or interest expense, respectively, in the accompanying consolidated statements of operations and are determined based upon the specific identification method.

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

For arrangements with multiple elements, we allocate revenue to each component of the arrangement based on vendor-specific objective evidence of fair value (“VSOE”) in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition. If we have VSOE for the undelivered elements only, we allocate value using the residual method, under which we defer revenue from the arrangement fee equivalent to the VSOE of the undelivered

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

elements and apply any discount solely to the delivered elements. VSOE for the ongoing maintenance and support obligations within an arrangement is based upon substantive renewal rates quoted in the contracts or, in the absence of stated renewal rates, upon a history of separate stand-alone sales of renewals to each customer or class of customers. VSOE for services such as training or consulting is based upon separate sales of these services to other customers.

Foreign Currency Translation

Certain of our foreign subsidiaries use their respective local currencies as their functional currencies. Upon consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of operations and amounted to losses of $91,000, $89,000 and $208,000 in fiscal 2007, 2006 and 2005, respectively.

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

At September 30, 2007, we had no forward exchange contracts or options outstanding.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their relatively short maturity.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term investments are managed or held by three professional money management firms and one bank. Our accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe, China, India, Korea and elsewhere. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of the outstanding receivable balance.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of September 30, 2007 or September 30, 2006, or 10% or more of our revenues for the fiscal years ended September 30, 2007 or 2006 or 2005, were as follows:

			Percentage of Revenues
			for the Fiscal
	Percentage of		Year Ended
	Accounts Receivable as of September 30,		September 30,
	2007	2006	2007	2006	2005

Customer A	—	10%	—	—	—
Customer B	22%	—	12%	—	14%
Customer C	—	38%	11%	21%	13%
Customer D	—	—	—	11%	11%
Customer E	33%	11%	14%	—	10%

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

Inventories

Inventories are stated at the lower of cost or market value. Inventory costs are computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory reserves for excess and obsolete inventories based on inventory age, shipment history and forecast of future demand. Our inventory balance as of September 30, 2007 was $2.5 million, net of excess and obsolete inventories of $2.5 million. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.

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

Goodwill

We account for goodwill using the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and perform an impairment review of goodwill annually, or as other indications of a potential impairment may be present. The impairment test performed by us involves a two-step process as follows:

•	Step 1: We compare the fair value of our single reporting unit to the carrying value, including goodwill of the unit. If the carrying value of the reporting unit, including goodwill, exceeds the unit’s fair value, we move on to step 2. If the fair value of the reporting unit exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2: We perform an allocation of the market value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge is recognized for the excess.

We performed our most recent annual impairment test on September 30, 2007, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Other Intangible Assets

Other intangible assets are presented at cost, net of accumulated amortization and impairment charges. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are seven years for purchased technology, trade names and customer relationships and eight years for non-compete agreements.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment. For assets to be held and used, including acquired intangibles, we initiate a review whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. Recoverability of an asset is measured by

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the three months ended September 30, 2007, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006.

Other Assets

Other assets are presented at the lower of cost or fair value. We assess the fair value of other assets in accordance with Emerging Issues Task Force Abstract 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Advertising Costs

Advertising costs are expensed as incurred and were not significant in any of the periods presented.

Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company recorded compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool. The Company issues new shares from the pool of authorized shares upon share option exercise.

Prior to the adoption of SFAS 123(R), we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, as interpreted by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Opinion No. 25. We also complied with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock.

Earnings per Share

We have presented net income (loss) per share for all periods in accordance with SFAS No. 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares using the treasury stock method, but in periods where net losses are recorded, common stock equivalents such as common stock options would decrease the

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net loss per share and therefore are not added to the weighted average shares outstanding. The following is a reconciliation of the denominator used in calculating basic and diluted net income (loss) per share:

	Year Ended September 30,
	2007	2006	2005
	(In thousands, except per
	share amounts)

Net income (loss), as reported for basic and diluted earnings
per share	$(4,421)	$(10,666)	$14,148

Weighted average shares outstanding	13,849	14,736	14,677
Dilutive options	—	—	342

Weighted average shares assuming dilution	13,849	14,736	15,019

Net income (loss) per share:
Basic	$(0.32)	$(0.72)	$0.96

Diluted	$(0.32)	$(0.72)	$0.94

Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Common stock options	2,461	2,039	401

Comprehensive Income (loss)

Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of stockholder’s equity but excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for-sale.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It is effective October 1, 2007 for the Company. Earlier application of the provisions of FIN 48 is encouraged. We are currently evaluating FIN 48 and have not yet determined the impact at adoption on our consolidated financial statements and related disclosures. Upon adoption, there is a possibility that the cumulative effect would result in a charge or benefit to the beginning balance of retained earnings, increases in future effective tax rates, and/or increases in future effective tax rate volatility.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS 157. We have not yet determined the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements and related disclosures.

Note 2 —	Goodwill and Intangible Assets

We performed our annual impairment test as of September 30, 2007 and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months. In the year ended September 30, 2007, there were no events or changes in circumstances to indicate impairment of intangible assets. In the year ended September 30, 2006, we performed an impairment test of intangible assets in light of the lower revenues and cash flows generated by the acquired technology. This test determined that the carrying value of intangible assets exceeded the projected related cash flows. Accordingly, we recognized an impairment charge in the amount of $2.8 million as of September 30, 2006. Of this amount, $1.9 million related to purchased technology and was charged to cost of goods sold and $0.9 million related to other intangible assets as listed below and was charged to general and administrative expenses.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of intangible assets is as follows:

	As of September 30, 2007			As of September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Purchased technology	$4,800	$(4,706)	$94	$4,800	$(4,658)	$142
Trade names	1,000	(980)	20	1,000	(970)	30
Customer relationships	1,000	(980)	20	1,000	(970)	30
Non-compete agreement	400	(391)	9	400	(386)	14
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,457)	$143	$7,600	$(7,384)	$216

The estimated future amortization expense of purchased intangible assets as of September 30, 2007 was as follows:

Estimated
Amortization
Expense
(In thousands)

Fiscal Year
2008	$73
2009	67
2010	3

Total	$143

Note 3 —	Restructuring Costs

A restructuring charge of $359,000 was recorded in the fourth quarter of fiscal 2006, of which $63,000 was paid in fiscal 2006. The remaining amount was paid in fiscal 2007, except for approximately $7,000 to be paid in fiscal 2008. The charges are shown separately as restructuring costs in the Consolidated Statement of Operations for the year ended September 30, 2006. These costs related to the involuntary termination of 20 employees including eight in research and development, eight in sales and marketing, one in the customer service component of services cost of goods, two in the manufacturing component of product cost of goods and one in administration. The terminations represented 8% of our workforce prior to the restructure. No restructuring charge was recorded in fiscal 2007 or fiscal 2005.

Note 4 —	Other Income (Expense), Net

Other income (expense), net, represented primarily a legal settlement in fiscal 2007 consisting of the receipt of Nethawk shares valued at approximately $1,795,000 and foreign exchange losses in fiscal 2006 and 2005 in the amounts of approximately $11,000, and $148,000, respectively.

Note 5 —	Balance Sheet Components

Cash equivalents and short-term investments classified as available-for-sale securities are reported at fair value. At September 30, 2007 and 2006, the estimated fair value of cash equivalents and short-term investments approximated their cost. We have determined that the gross unrealized gains and losses on our investments are

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary in nature and no unrealized gains or losses are greater than 12 months. Unrealized gains and losses on available-for-sale short-term investments were as follows:

	September 30,
	2007	2006
	(In thousands)

Unrealized gains	$6	$50

Cash and cash equivalents:
Cash	$8,287	$7,324
Corporate debt and money market securities	15,064	14,171
U.S. government and agencies securities	—	901
State and municipal securities	—	66

	$23,351	$22,462

Short-term investments:
Corporate debt securities	$12,526	$5,505
U.S. government and agencies securities	5,295	10,302
State and municipal securities	19,570	31,865
Foreign securities	1,500	—

	$38,891	$47,672

	September 30,
	2007	2006
	(In thousands)

Inventories:
Raw materials	$2,235	$2,860
Work-in-process	23	241
Finished goods	227	383

	$2,485	$3,484

Property and equipment, net:
Equipment	$8,511	$7,959
Leasehold improvements	2,086	1,977

	10,597	9,936
Less accumulated depreciation and amortization	(9,012)	(8,024)

	$1,585	$1,912

	September 30,
	2007	2006	2005
	(In thousands)

Allowance for doubtful accounts:
Balances at beginning of year	$15	$271	$294
Provision for doubtful accounts	46	—	1
Write-off of doubtful accounts	—	(256)	(24)

Balances at end of year	$61	$15	$271

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2007	2006
	(In thousands)

Accrued liabilities:
Payroll and related expenses	$2,410	$1,765
Income taxes payable	1,341	558
Other taxes payable	218	70
Professional services fees payable	595	902
Other	392	423

	$4,956	$3,718

The following table represents the activity in warranty accrual for the years ended September 30, 2007 and 2006:

	2007	2006
	(In thousands)

Balances at beginning of year	$—	$74
Warranty accrual used during the year	—	(30)
Warranty accrual additions during the year	—	(44)

Balances at end of year	$—	$—

Note 6 —	Related Party Transaction

In November 2000, David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan of $250,000 in connection with his initial employment with Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2006 was $201,700. The debt had been reduced to $191,200 at September 30, 2007 including a prepayment for the first fiscal quarter 2008. The loan was made prior to the Sarbanes-Oxley Act of 2002.

Note 7 —	Income Taxes

Consolidated income (loss) before income taxes includes non-U.S. income (loss) of approximately $2.2 million, $(0.5) million, and $13.9 million in fiscal 2007, 2006 and 2005, respectively.

The income tax provision consists of the following:

	Year Ended September 30,
	2007	2006	2005
	(In thousands)

Current:
United States federal	$—	$47	$(78)
Foreign	819	344	2,082
State and local	1	31	59

Total current	820	422	2,063

Deferred:
United States federal	519	5,700	172
Foreign	(170)	(154)	—
State and local	43	1,022	41

Total deferred	392	6,568	213

Total income tax provision	$1,212	$6,990	$2,276

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the United States federal income tax rate to our effective tax rate is as follows:

	Year Ended September 30,
	2007	2006	2005

Tax at federal rate	(34)%	(34)%	34%
State taxes, net of federal benefit	1	1	1
Foreign tax differential	20	5	(13)
Research credit	(10)	(6)	(5)
Tax exempt interest	(2)	(9)	(1)
Non-deductible stock-based compensation	4	4	—
Other	2	2	(2)
Valuation allowance	57	227	—

Total	38%	190%	14%

We recorded a provision of $1.2 million in fiscal 2007, primarily due to an increase in our foreign provision to $649,000 from $190,000 in the prior year and a provision of $519,000 for our deferred tax liabilities related to goodwill amortization for tax purposes. We also record liabilities for uncertain tax positions related to U.S. federal, U.S. state and foreign activities such as transfer pricing for products, software, services, and/or intellectual property. Each quarter we assess our position with regard to tax exposures and record liabilities for these uncertain tax positions, including interest, according to the principles of SFAS No. 5, Accounting for Contingencies. We are currently evaluating FIN 48 and its possible impacts on our consolidated financial statements and related disclosures. FIN 48 becomes effective on October 1, 2007 for the Company.

We recorded a provision for income taxes of $7.0 million in fiscal 2006, primarily due to an increase of $7.4 million in the valuation allowance against our U.S. deferred tax assets in the three months ended September 30, 2006. This increase reflected a full valuation allowance recorded against our U.S. deferred tax assets because updates in that period to revenue and pre-tax earnings forecasts indicated that it was no longer more likely than not that we would be able to realize current and long-term deferred tax assets based on our analysis of expected future taxable income. We also record liabilities for uncertain tax positions related to U.S. federal, U.S. state and foreign activities such as transfer pricing for products, software, services, and/or intellectual property. Each quarter we assess our position with regard to tax exposures and record liabilities for these uncertain tax positions, including interest, according to the principles of SFAS No. 5, Accounting for Contingencies.

We recorded a provision for income taxes of $2.3 million in fiscal 2005. This provision was net of $0.8 million in discrete tax benefits, including additional research and development tax benefits resulting from both the reintroduction of the tax credit program and a claim for additional benefits filed as a result of the IRS audit completed at the beginning of the fiscal year.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of current and long-term deferred tax assets (liabilities) as of September 30, 2007 and 2006 are as follows:

	September 30,
	2007	2006
	(In thousands)

Deferred tax assets:
Accrued expenses and reserves	$2,597	$1,693
Net operating loss carryforwards	2,282	565
Depreciation and amortization	1,844	1,973
Foreign deferred tax assets(1)	266	112
Research and other credits	3,099	2,585
Net Foreign taxes	722	743
Current and deferred state taxes and other	4	4

Total deferred tax assets	10,814	7,675

Valuation allowance	(10,548)	(7,563)

Net deferred tax assets(1)	266	112

Deferred tax liabilities:
Tax deductible goodwill	(2,949)	(2,386)
Foreign deferred tax liabilities	(9)	(25)

Total deferred tax liabilities	(2,958)	(2,411)

Net deferred tax assets (liabilities)	$(2,692)	$(2,299)

Recognized as:
Deferred tax asset, current	$96	$91
Deferred tax asset (liabilities), non-current, net	(2,788)	(2,390)

Total net deferred tax assets (liabilities)	$(2,692)	$(2,299)

(1)	Remaining deferred tax assets as of September 30, 2007 relate to foreign deferred tax assets.

We have not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $30 million of undistributed earnings for certain non-U.S. subsidiaries as of September 30, 2007. We intend to reinvest these earnings indefinitely in operations outside the United States. In fiscal 2005, we permanently reinvested 85% of the undistributed Irish earnings. The remaining 15% of the undistributed Irish earnings in fiscal 2005 together with undistributed earnings of all other subsidiaries for all years are not considered permanently reinvested and U.S. taxes, net of available foreign tax credits, have been provided. In fiscal 2006, we changed our position related to the Irish subsidiary to permanently reinvest 95% of fiscal 2005 income and 100% of fiscal 2006 and future income.

We had gross federal and state tax credit carryforwards for income tax purposes of $2.0 million and $1.2 million, respectively, as of September 30, 2007. If not utilized in the future, the federal credits will expire in fiscal years 2022 through 2027. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period, and the California Manufacturers Investment Credit will expire in fiscal years 2011 through 2012. As of September 30, 2006, we had gross federal and state tax credit carryforwards of $1.7 million and $1.4 million, respectively. A full valuation allowance was recorded against the deferred tax assets related to these federal and state tax credit carryforwards as of September 30, 2006. If not utilized in the future, the federal credits will expire in fiscal years 2022 through 2026. The state tax credits can be carried forward

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indefinitely, except in North Carolina, which has a limited carry forward period, and the California Manufacturers Investment Credit will expire in fiscal years 2011 through 2012. The federal tax credits include research and development tax credits, which included a retroactive reinstatement of the research and development credit signed into law in December 2006 under the Tax Relief and Health Care Act of 2006.

We had federal and state net operating loss carryforwards for income tax purposes of $9.4 million and $7.0 million, respectively. Of these totals, amounts of approximately $3.7 million and $1.6 million, respectively, related to stock option deductions have not been included in the calculation of deferred tax assets as of September 30, 2007, because these deductions have not yet been realized as a reduction in taxes payable. If not utilized in the future, the federal and state net operating loss carryforwards will expire in fiscal years 2024 through 2027 and fiscal years 2013 through 2017, respectively. As of September 30, 2006, we had federal and state net operating loss carryforwards for income tax purposes of $5.6 million and $3.6 million, respectively. Of these totals, amounts of approximately $4.2 million and $1.9 million, respectively, related to stock option deductions have not been included in the calculation of deferred tax assets as of September 30, 2006, because these deductions have not yet been realized as a reduction in taxes payable. If not utilized in the future, the federal and state net operating loss carryforwards will expire in fiscal years 2024 through 2026 and fiscal years 2013 through 2016, respectively.

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

Employee Stock Purchase Plan

In June 1998, we adopted the 1998 Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan was discontinued as of October 31, 2005. The Purchase Plan permitted eligible employees to purchase common stock through payroll deductions of up to 7% of an employee’s total compensation. The price of the common stock was generally 85% of the lower of the fair market value at the beginning of the offering period or the end of the relevant purchase period. A total of 16,044 shares and 30,078 shares were issued under the Purchase Plan in the years ended September 30, 2006 and 2005, respectively.

Issuance of Common Stock

In September 2004, as part of our public offering under our previously filed “shelf” Registration Statement on Form S-3 (File No. 333-112610) which was declared effective by the Securities and Exchange Commission on March 31, 2004, we issued 200,000 shares of our common stock at a public offering price of $18.97 per share. After underwriting discounts and commissions of approximately $190,000 and capitalized external incremental costs of approximately $602,000, the net proceeds to us were approximately $3,002,000. Also sold under the public offering were 1,081,250 shares that were registered upon conversion of the notes issued to Tekelec and 300,000 outstanding

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares held by certain selling stockholders. An additional 1,087,187 outstanding shares were sold by certain selling stockholders under the Registration Statement in October and November 2004.

Repurchase of Common Stock

In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be repurchased under the program. In November 2007, our Board of Directors authorized an increase of 208,974 shares in the number of shares that may be repurchased under the share repurchase program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2007, we repurchased and canceled 1,034,864 shares at a cost of approximately $9.3 million. In fiscal 2006, we repurchased and canceled 388,951 shares at a cost of approximately $3.6 million. The shares repurchased were restored to the status of authorized but unissued. As of September 30, 2007, we are authorized to repurchase 1,318,785 shares of our common stock under the stock repurchase program.

Note 9 —	Stock-based Compensation

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment. SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. The Company elected to adopt the modified prospective application method as provided by SFAS 123(R), and, accordingly, the Company records compensation costs as the requisite service rendered for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and any awards issued, modified, repurchased, or cancelled after the effective date of SFAS 123(R). The Company recognizes compensation expense for stock option awards on an accelerated basis over the requisite service period of the award. In addition, we have adopted the long form method as set forth in paragraph 81 of SFAS 123(R) to determine the hypothetical additional paid-in-capital pool.

The following table summarizes the effect on our consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the years ended September 30, 2007 and 2006. Results for the prior comparable periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

	Year Ended
	September 30,
	2007	2006
	(In thousands)

Stock-Based Compensation Expense:
Cost of sales — products	$172	$113
Cost of sales — services	265	220
Research and development expense	799	691
Selling and marketing expense	694	633
General and administrative expense	1,337	1,093

Total stock-based compensation expense	3,267	2,750
Tax effect on stock-based compensation expenses	(19)	(20)

Net effect on net income	$3,248	$2,730

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Periods prior to the adoption of SFAS 123(R)

Prior to October 1, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and provided the required pro forma disclosures of SFAS No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation as amended.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock-based compensation plans. For purposes of this disclosure, the value of the options was estimated using a Black-Scholes option pricing formula and amortized on an accelerated basis over the respective vesting periods of the awards. Disclosures for the year ended September 30, 2007 and 2006 are not presented because stock-based awards were accounted for under SFAS 123(R).

Year Ended
September 30,
2005
(In thousands, except
per share amount)

Net income, as reported for basic and diluted earnings per share	$14,148
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	22
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(5,063)

Pro forma net income, for basic and diluted earnings per share	$9,107

Net income per share:
Basic net income per share as reported	$0.96

Basic net income per share pro forma	$0.62

Diluted net income per share as reported	$0.94

Diluted net income per share pro forma	$0.61

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General Option Information

Information with respect to stock option activity from October 1, 2004 through September 30, 2007 is set forth below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(Years)	(In thousands)

Balance at October 1, 2004	1,631,510	$14.15
Options granted	495,564	$19.20
Options exercised	(148,912)	$11.84
Options canceled, forfeited or expired	(22,133)	$18.14

Balance at September 30, 2005	1,956,029	$15.56
Options granted	559,585	$12.85
Options exercised	(86,405)	$4.80
Options canceled, forfeited or expired	(94,342)	$19.79

Balance at September 30, 2006	2,334,867	$15.14
Options granted	730,611	$9.65
Options exercised	(23,731)	$5.57
Options canceled, forfeited or expired	(207,987)	$16.78

Balance at September 30, 2007	2,833,760	$13.68	6.75	$361

Vested or expected to vest, September 30, 2007	2,706,202	$13.80	6.65	$361

Exercisable, September 30, 2007	1,729,621	$15.38	5.26	$361

As of September 30, 2007, 410,794 options remained available for grant. The options outstanding and exercisable as of September 30, 2007 are presented below:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 5.80 - $ 8.88	339,423	7.1	$7.03	221,028	$6.13
$ 8.89 - $ 9.88	585,978	9.6	$9.88	—	$—
$ 9.89 - $12.55	637,854	7.2	$12.18	358,742	$11.99
$12.56 - $16.80	481,720	5.4	$14.74	394,116	$14.71
$16.81 - $19.21	502,341	4.7	$18.44	469,291	$18.50
$19.22 - $25.10	286,444	5.4	$22.59	286,444	$22.59

	2,833,760			1,729,621

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values of options granted during 2007, 2006 and 2005 were as follows:

Year Ended September 30, 2007
Exercise price equal to market value	$5.60
Year Ended September 30, 2006
Exercise price equal to market value	$7.58
Year Ended September 30, 2005
Exercise price equal to market value	$14.68

As of September 30, 2007, approximately $4.0 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.5 years. During the twelve-month periods ended September 30, 2007, 2006, and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $92,400, $862,600, and $1,966,200, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plan
	Year Ended September 30,			Year Ended September 30,
	2007	2006	2005	2007*	2006*	2005

Dividend yield	0.0%	0.0%	0.0%	—	—	0.0%
Expected life of option	5.2 years	5.2 years	5.7 years	—	—	0.5 years
Risk-free interest rate	4.5%	4.9%	3.5%	—	—	2.8%
Expected volatility	63.5%	64.0%	96.0%	—	—	56.7%

*	The Company terminated its Employee Stock Purchase Plan effective October 31, 2005.

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

Expected Volatility:  The expected volatility was determined using the Company’s historical stock price.

Expected Dividend:  The Company has not declared or paid any dividends and does not currently expect to do so in the future.

Risk-Free Interest Rate:  The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury zero-coupon issues with an equivalent term.

Note 10	— 401-K Plan

We offer a 401(k) plan for our employees and since fiscal 1999 have matched employee contributions to a certain level. Our total contributions to the 401(k) plan in the years ended September 30, 2007, 2006 and 2005 were approximately $193,000, $223,000 and $213,000, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Commitments and Contingencies

Operating Leases

We lease our facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2010. The lease agreements provide for minimum annual rent of approximately $448,000. Under these agreements, we pay certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, we have entered into a lease in Morrisville, North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2008 with an approximate rent amount of $196,000. We lease other facilities in Illinois, Texas, Canada, Japan, China, Australia, the United Kingdom, France, Sweden, Finland, Germany, India and the Philippines under leases with the longest term expiring in 2011.

Rent expense for all facilities for the years ended September 30, 2007, 2006 and 2005 was approximately $1.7 million, $1.6 million and $1.5 million, respectively.

Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2007 are as follows:

Year Ending September 30,	Future Payments
(In thousands)

2008	$1,460
2009	833
2010	302
2011	28
2012	5

$2,628

Unconditional purchase obligations

At September 30, 2007, we had non-cancelable purchase commitments totaling $0.2 million for the purchase of inventory components in fiscal 2008.

Contingencies

On May 22, 2007 the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $16.8 million as of June 30, 2007) for the alleged improper termination by Catapult of Tucana’s distribution agreement with the Company. On June 19, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us, as well as adequate provisions for any probable and estimable losses. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 1997, the FASB issued SFAS 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information. The statement requires us to report certain financial information about operating segments. It also requires that we report certain information about our services, the geographic areas in which we operate and our major customers. The method specified in SFAS 131 for determining what information to report is referred to as the “management approach.” The management approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

	North	UK, Europe			Consolidated
	America	& Middle East	Japan	Other	Total
	(In thousands)

Year ended September 30, 2007
Revenues from unaffiliated customers	$12,201	$12,110	$9,038	$5,992	$39,341
Year ended September 30, 2006
Revenues from unaffiliated customers	$13,610	$15,438	$9,636	$8,700	$47,384
Year ended September 30, 2005
Revenues from unaffiliated customers	$19,751	$19,739	$18,482	$6,976	$64,948
As of September 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$937	$323	$223	$102	$1,585
As of September 30, 2006
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$1,153	$394	$244	$121	$1,912
As of September 30, 2005
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$950	$479	$264	$—	$1,693

Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

Revenues in the United States represented 22%, 25%, and 25% of our total revenues in 2007, 2006, and 2005, respectively. Revenues from Germany accounted for 10%, 13% and 11% of our consolidated revenues from unaffiliated customers for the years ended September 30, 2007, 2006 and 2005, respectively. Revenues in China accounted for 11% of total revenues in 2006. Operations in Ireland accounted for 32%, 31% and 31% of the consolidated identifiable assets at September 30, 2007, 2006, and 2005, respectively.

Note 13 —	Legal Settlement

On January 17, 2007, Catapult Communications Corporation and its wholly-owned subsidiary, Catapult Communications International Limited, (collectively, “Catapult”) entered into a settlement agreement with Nethawk Corporation and its parent company, Nethawk Oyj (collectively “Nethawk”), under which Nethawk Corporation and certain Nethawk shareholders, collectively, transferred a total of 710,000 shares of Nethawk Oyj common stock to Catapult, and Catapult dismissed all claims against Nethawk under a suit filed by Catapult in the United States District Court for the Northern District of Illinois, Eastern Division in December 2005. No party to the agreement admitted any wrongdoing. The settlement agreement contains other terms to protect against future misuse of proprietary information by either party. The shares transferred to Catapult represent an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, at that date and have been recorded on the balance sheet of Catapult as a long-term asset under the heading Other Assets at a fair value of $1.8 million as determined by management.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

Consolidated Statements of Operations Data:

	Quarter Ended
	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2007	2007	2007	2006
	(In thousands, except per share amounts)

Revenues	$10,706	$8,475	$9,593	$10,567
Gross profit	8,467	6,297	7,543	8,573
Operating loss	(1,769)	(3,624)	(1,862)	(1,017)
Net income (loss)	$(1,702)	$(2,339)	$64	$(444)
Net income (loss) per share:
Basic	$(0.13)	$(0.17)	$—	$(0.03)
Diluted	$(0.13)	$(0.17)	$—	$(0.03)

	Sept. 30,	June 30,	Mar. 31,	Dec. 31,
	2006	2006	2006	2005

Revenues	$13,830	$10,789	$10,663	$12,102
Gross profit	8,978	8,568	8,290	9,681
Operating loss	(2,619)	(1,789)	(1,618)	(456)
Net income (loss)	$(11,076)	$1,056	$(789)	$143
Net income (loss) per share:
Basic	$(0.76)	$0.07	$(0.05)	$0.01
Diluted	$(0.76)	$0.07	$(0.05)	$0.01

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on our behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

By:	/s/ Richard A. Karp
Richard A. Karp
Chief Executive Officer & Chairman of the Board

Date: December 13, 2007

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Karp (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 13, 2007

/s/ Christopher A. Stephenson (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 13, 2007

/s/ R. Stephen Heinrichs (R. Stephen Heinrichs)	Director	December 13, 2007

/s/ John M. Scandalios (John M. Scandalios)	Director	December 13, 2007

/s/ Nancy H. Karp (Nancy H. Karp)	Director	December 13, 2007

/s/ Henry P. Massey, Jr. (Henry P. Massey, Jr.)	Director	December 13, 2007

/s/ Peter S. Cross (Peter S. Cross)	Director	December 13, 2007

INDEX TO EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this Annual Reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627.
3.2		Bylaws of the Registrant as amended on July 24, 2007 — incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated August 8, 2007.
10.1		Forms of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10	.2*	1989 Stock Option Plan and related agreements — incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K dated December 17, 2001.
10	.3*	UK Executive Share Option Scheme and related agreements — incorporated by reference to Exhibit 10.4 to Registration Statement No. 333-56627.
10	.4*	1998 Stock Plan, as amended through January 24, 2006 - incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 30, 2006.
10	.4.1*	Form of Stock Option Agreement, 1998 Stock Plan — incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q dated May 14, 2003.
10.6		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K dated December 17, 2001.
10.7		Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K dated December 20, 2002.
10.8		Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10.10		License Agreement dated July 15, 2002 between the Company and Tekelec— incorporated by reference to Exhibit 2.2.3 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
10.11		International Rights License Agreement dated July 15, 2002 between the Company and Tekelec — incorporated by reference to Exhibit 2.2.4 to Registrant’s Quarterly Report on Form 10-Q dated August 14, 2002.
10.12		Lease for office space located at 190 South Whisman Road, building G, Mountain View, CA — incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K dated December 17, 2001.
10	.13*	Executive Officer Fiscal Year 2008 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 13, 2007.
11.1		Calculation of Earnings per Common Share (contained in Note 1 of the Notes to Financial Statements).
14		Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
23.2		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained in the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

We will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.