Form 10-Q
period 2007-12-31
CATAPULT COMMUNICATIONS CORP
filed 2008-02-11
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of December 31, 2007, there were 13,255,026 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

ii

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
	(In thousands, except share
	and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$27,638	$23,351
Short-term investments	31,533	38,891
Accounts receivable, net of allowances of $16 and $61 as of December 31, 2007 and September 30, 2007, respectively	8,235	7,015
Inventories	2,201	2,485
Deferred tax assets	262	96
Prepaid expenses and other current assets	1,740	1,767

Total current assets	71,609	73,605
Property and equipment, net	1,558	1,585
Goodwill	49,394	49,394
Other intangibles, net	125	143
Other assets	2,243	2,243

Total assets	$124,929	$126,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$633	$617
Accrued liabilities	3,613	4,956
Deferred revenue	5,927	6,206

Total current liabilities	10,173	11,779
Deferred revenue, long-term	166	406
Deferred taxes and other liabilities, long-term	4,477	3,009

Total liabilities	14,816	15,194

Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,255,026 and 13,427,073 issued and outstanding as of December 31, 2007 and September 30, 2007, respectively	13	13
Additional paid-in capital	48,637	48,661
Accumulated other comprehensive income	1,006	1,026
Retained earnings	60,457	62,076

Total stockholders’ equity	110,113	111,776

Total liabilities and stockholders’ equity	$124,929	$126,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2007	2006
	(In thousands, except
	per share amounts)
Revenues:
Products	$6,770	$6,556
Services	3,531	4,011

Total revenues	10,301	10,567

Cost of revenues:
Products	1,248	1,128
Services	798	854
Amortization of purchased technology	12	12

Total cost of revenues	2,058	1,994

Gross profit	8,243	8,573

Operating expenses:
Research and development	3,553	3,015
Sales and marketing	4,345	4,291
General and administrative	2,172	2,284

Total operating expenses	10,070	9,590

Operating loss	(1,827)	(1,017)
Interest income	744	807
Other income (expense), net	130	(7)

Loss before income taxes	(953)	(217)
Provision for income taxes	218	227

Net loss	$(1,171)	$(444)

Net loss per share — basic and diluted	$(0.09)	$(0.03)

Shares used in per share calculation:
Basic and diluted	13,373	14,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss as reported	$(1,171)	$(444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	267	268
Amortization of purchased technology	12	12
Amortization of other acquisition related intangibles	6	6
Provision for recovery of doubtful accounts	(45)	1
Deferred income taxes	(19)	126
Stock based compensation expense	825	728
Change in assets and liabilities:
Accounts receivable	(1,189)	139
Inventories	286	(95)
Prepaid expenses and other current assets	21	564
Other assets	2	4
Accounts payable	15	13
Accrued liabilities	(28)	(5)
Deferred revenue	(519)	(255)

Net cash provided by (used in) operating activities	(1,537)	1,062

Cash flows from investing activities:
Sale and maturities of short-term investments	20,374	29,237
Purchase of short-term investments	(13,016)	(25,227)
Purchase of property and equipment	(243)	(111)

Net cash provided by investing activities	7,115	3,899

Cash flows from financing activities:
Repurchase of common stock	(1,280)	(3,612)
Proceeds from exercise of stock options	—	7

Net cash used in financing activities	(1,280)	(3,605)

Effect of exchange rate changes on cash and cash equivalents	(11)	115

Net increase in cash and cash equivalents	4,287	1,471
Cash and cash equivalents, beginning of period	23,351	22,462

Cash and cash equivalents, end of period	$27,638	$23,933

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$3	$(1)
Cash paid for income taxes	186	95

Non-cash investing activities:
Purchase of property and equipment on account	$—	$2
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
     The accompanying condensed consolidated balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of December 31, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Catapult Communications Corporation and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 and filed with the SEC on December 13, 2007. The unaudited condensed consolidated financial statements as of December 31, 2007, and for the three months ended December 31, 2007 and 2006, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2007 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Significant Accounting Policies
     There have been no significant changes in the Company’s significant accounting policies during the three months ended December 31, 2007 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 13, 2007, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No.141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

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
     Stock-based Compensation Expense
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2007 and 2006.

	Three months ended	Three months ended
	December 31,	December 31,
	2007	2006
	(In thousands)

Stock-Based Compensation Expense:
Cost of sales — products	$50	$34
Cost of sales — services	68	67
Research and development expense	201	147
Selling and marketing expense	168	172
General and administrative expense	338	308

Total stock-based compensation expense	825	728
Tax effect on stock-based compensation expenses	(4)	(5)

Net effect on net income	$821	$723

General Option Information
     Information with respect to stock option activity from October 1, 2007 through December 31, 2007 is set forth below:

			Weighted Average
	Number of Options	Weighted Average	Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Contractual Term	Value

			(years)	(in thousands)
Balance at October 1, 2007	2,833,760	$13.68	6.75	$361

Granted	46,696	7.43
Exercised	—	—
Canceled, forfeited or expired	(6,859)	18.61

Balance, December 31, 2007	2,873,597	$13.57	6.56	$349

Vested or expected to vest, December 31, 2007	2,741,322	$13.70	6.45	$347

Exercisable, December 31, 2007	1,874,820	$15.01	5.32	$343

     As of December 31, 2007, 370,957 options remained available for grant.
     Exercise prices, which were equal to the market value of the shares for which options were granted, were as follows:

	Three months ended	Three months ended
	December 31,	December 31,
	2007	2006

Weighted average exercise price	$7.43	$8.72
Weighted average fair value	$3.47	$4.67
     As of December 31, 2007, approximately $3.2 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.5 years. During the three-month periods ended December 31, 2007 and 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $0 and $3,500, respectively.
Valuation Assumptions
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock Option Plan
	Three months ended
	December 31,
	2007	2006

Dividend yield	0.0%	0.0%
Expected life of option	4.3 years	4.6 years
Risk-free interest rate	3.61%	4.54%
Expected volatility	55.0%	61.7%
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

NOTE 4 — BASIC AND DILUTED NET LOSS PER SHARE
     We have presented net loss per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the effect of dilutive potential common shares using the treasury stock method, but in periods where net losses are recorded, common stock equivalents such as common stock options would decrease the net loss per share and therefore are not added to the weighted average shares outstanding. The following is a reconciliation of the denominator used in calculating basic and diluted loss per share:

	Three months ended
	December 31,
	2007	2006
	(In thousands, except
	per share amounts)

Net loss, as reported for basic and diluted net loss per share	$(1,171)	$(444)

Weighted average shares outstanding	13,373	14,103
Dilutive options	—	—

Weighted average shares assuming dilution	13,373	14,103

Net loss per share:
Basic and diluted	$(0.09)	$(0.03)

     Diluted net loss per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended
	December 31,
	2007	2006
	(In thousands)

Common stock options	2,852	2,192

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	December 31,	September 30,
	2007	2007
	(In thousands)
Inventories:
Raw materials	$1,870	$2,235
Work-in-process	34	23
Finished goods	297	227

	$2,201	$2,485

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent goodwill impairment test as of December 31, 2007 and determined that there was no impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2007 and December 31, 2007, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the first fiscal quarter 2008, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006. Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months, as follows:

	As of December 31, 2007			As of September 30, 2007
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)
Purchased technology	$4,800	$(4,718)	$82	$4,800	$(4,706)	$94
Trade names	1,000	(983)	17	1,000	(980)	20
Customer relationships	1,000	(983)	17	1,000	(980)	20
Non-compete agreements	400	(391)	9	400	(391)	9
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,475)	$125	$7,600	$(7,457)	$143

     The estimated future amortization expense of purchased intangible assets as of December 31, 2007 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)
2008 (remaining nine months)	$55
2009	67
Thereafter	3

Total	$125

NOTE 7 — INCOME TAXES
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $218,000 in the three months ended December 31, 2007, compared with $227,000 in the three months ended December 31, 2006. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.
     On October 1, 2007, we adopted FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 was a $17,000 decrease to retained earnings as of October 1, 2007. As of the adoption date of October 1, 2007, we had $3,909,000 of gross unrecognized tax benefits, of which $1,042,000 would affect the effective tax rate if recognized. Consistent with the provisions of FIN 48, we reclassified $1,108,000 of current income tax payable resulting in a $1,108,000 increase to non-current income taxes payable.
     In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. As of the date of adoption, we had approximately $231,000 of accrued interest and penalties related to uncertain tax positions.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

NOTE 8 — STOCKHOLDERS’ EQUITY
Comprehensive loss
     The components of comprehensive loss, net of tax, are as follows:

	Three months ended
	December 31,
	2007	2006
	(in thousands)
Net loss, as reported	$(1,171)	$(444)
Currency translation adjustment	(18)	128
Unrealized losses on investments	(3)	(1)

Comprehensive loss	$(1,192)	$(317)

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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be repurchased under the program. In November 2007, our Board of Directors authorized an increase of 208,974 shares in the number of shares that may be repurchased under the share repurchase program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2007, we repurchased and canceled 1,034,864 shares at a cost of approximately $9.3 million. In the three month period ended December 31, 2007, we repurchased and canceled 172,047 shares at a cost of approximately $1.3 million. The shares repurchased were restored to the status of authorized but unissued. As of December 31, 2007, approximately 1,356,000 shares remained available for repurchase under the authorization.

NOTE 9 — GEOGRAPHICAL INFORMATION
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.
     Revenues and long-lived assets by geographic region are as follows:

		Europe, Middle		Asia	Consolidated
	Americas	East & Africa	Japan	Pacific	Total
		(In thousands)

Three months ended December 31, 2007
Revenues from unaffiliated customers	$2,997	$3,356	$2,402	$1,546	$10,301

Three months ended December 31, 2006
Revenues from unaffiliated customers	$2,929	$3,643	$2,169	$1,826	$10,567

As of December 31, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	880	272	215	191	1,558

As of September 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	937	323	223	102	1,585
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 26%, and 26% of our total revenues in the three months ended December 31, 2007 and 2006, respectively. Revenues from China represented 10% and 11% of our total revenues in the three months ended December 31, 2007 and 2006, respectively. Revenues from France represented 10% of our total revenues in the three months ended December 31, 2007. Revenues from Germany accounted for 17% of our total revenues in the three months ended December 31, 2006. Operations in Ireland accounted for 34% and 31% of the consolidated identifiable assets at December 31, 2007 and 2006, respectively.
NOTE 10 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of December 31, 2007 or September 30, 2007, or 10% or more of our revenues for the three months ended December 31, 2007 or 2006, were as follows:

	Percentage of Accounts		Percentage of Revenues
	Receivable as of		For the three months ended
	December 31,	September 30,	December 31,	December 31,
	2007	2007	2007	2006

Customer A	—	—	—	19%
Customer B	17%	—	12%	—
Customer C	15%	22%	11%	—
Customer D	25%	33%	17%	10%
Customer E	—	—	10%	—
NOTE 11 — CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2007, as filed with the Securities and Exchange Commission on December 13, 2007.
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
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements, and you should carefully review the cautionary statements set forth in this report on Form 10-Q, including those set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2007, filed on December 13, 2007.
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
Overview
Our Business and Products
     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our DCT2000® (“DCT”) and MGTS® products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services by performing a variety of test functions, including:
•	design and feature verification;

•	conformance testing;

•	interoperability testing; and

•	load and stress testing.
     We offer a single line of Linux software-based telecommunications test products operating on a common hardware platform range. This product line consists of the DCT system, originally introduced in 1985 and since extensively enhanced, and the MGTS system, acquired with the Network Diagnostics Business (“NDB”) purchased from Tekelec in 2002.
     We maintain an extensive library of software modules that provide test support for a large number of industry standard protocols and variants thereon. Our emphasis is on testing complex, high-level and emerging protocols, including:
•	Long-Term Evolution (LTE);

•	WiMAX;

•	IP Multimedia Subsystem (IMS);

•	Third Generation Cellular (3G), including UMTS, cdma2000 and TD-SCDMA;

•	General Packet Radio Service (GPRS);

•	Global Systems for Mobile Communications (GSM);

•	Code Division Multiple Access (CDMA);

•	IP Telephony (Voice over IP or VoIP);

•	Asynchronous Transfer Mode (ATM); and

•	Signaling System #7 (SS7).
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
     Our test system products consist of advanced proprietary software together with our proprietary hardware interface and co-processor cards. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet future testing needs. Prices for our products vary widely depending upon the overall system configuration parameters, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000.
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
     In the three months ended December 31, 2007, we saw some improvement in revenues in Japan, but we continued to experience both reduced demand in Europe due to the effects of consolidation among major customers and weakness in the domestic Chinese telecom test market.
Summary of Our Financial Performance in the First Quarter of Fiscal 2008
     Our revenues in the three months ended December 31, 2007 decreased by 3% to $10.3 million from $10.6 million in the same period in the previous year for the reasons outlined in the preceding section, “Conditions and Trends in our Industry”. Our gross profit margin decreased by one percentage point to 80%, primarily due to a less favorable product mix, and our operating expenses increased by 5%, due primarily to increases in staffing levels, non-cash stock option expenses, contractor expenses and exchange rates. Our operating loss increased to $1.8 million from $1.0 million.
     During the three months ended December 31, 2007, our cash, cash equivalents and short-term investments decreased by $3.1 million, due to $1.5 million in negative cash flow from operations, $1.3 million in share repurchases and $0.2 million in capital expenditures.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 13, 2007, except that we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationships of certain items from our consolidated statements of income to total revenues.

	For the three months ended
	December 31,
	2007	2006
Revenues:
Products	65.7%	62.0%
Services	34.3	38.0

Total revenues	100.0	100.0

Cost of revenues:
Products	12.1	10.7
Services	7.7	8.1
Amortization of purchased technology	0.1	0.1

Total cost of revenues	19.9	18.9

Gross profit	80.1	81.1

Operating expenses:
Research and development	34.5	28.5
Sales and marketing	42.2	40.6
General and administrative	21.1	21.6

Total operating expenses	97.8	90.7

Operating loss	(17.7)	(9.6)
Interest income	7.2	7.6
Other income (expense), net	1.2	(0.1)

Loss before income taxes	(9.3)	(2.1)
Provision for income taxes	2.1	2.1

Net loss	(11.4)%	(4.2)%

Gross profit margin on products	81.6%	82.8%

Gross profit margin on services	77.4%	78.7%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended December 31, 2007 and 2006
     Revenues
     Our revenues for the three months ended December 31, 2007 decreased by 3% to $10.3 million from $10.6 million in the three months ended December 31, 2006. Over the same period, product revenues increased by approximately 3% to $6.8 million from $6.6 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems in Japan. Services revenues decreased approximately 12% to $3.5 million from $4.0 million, due primarily to a decrease in the number of test systems under maintenance.
     Our revenues by sales territory, based on origin of order taken, varied as follows in the three months ended December 31, 2007 in comparison with the three months ended December 31, 2006:
•	revenues in the Americas increased by 2% to $3.0 million from $2.9 million;

•	revenues in Europe, the Middle East and Africa decreased by 8% to $3.4 million from $3.6 million;

•	revenues in Japan increased by 11% to $2.4 million from $2.2 million; and

•	revenues in Asia Pacific outside Japan decreased by 15% to $1.5 million from $1.8 million.
     Information on revenues from major customers is provided in Note 10 to the Unaudited Condensed Consolidated Financial Statements.

     Cost of Revenues
     Cost of product revenues consists of the costs of purchased components, circuit board assembly by independent contractors, salaries, benefits and stock-based compensation for personnel in product purchasing, testing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues increased by $0.1 million to $1.2 million for the three months ended December 31, 2007 from $1.1 million in the three months ended December 31, 2006, due to a less favorable product mix. Gross margin on product revenues decreased to 82% from 83%, due to increased hardware component costs as a percentage of revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues consists primarily of the costs of salaries, benefits and stock-based compensation for customer support and training personnel as well as the costs of travel, materials and equipment. Cost of services revenues decreased by approximately 7% to $0.8 million in the three months ended December 31, 2007 from $0.9 million in the three months ended December 31, 2006, due primarily to lower compensation costs. Gross margin on services revenues decreased to 77% from 79% as services revenues decreased to a greater extent than the associated costs. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $12,000 in the three months ended December 31, 2007 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses consist primarily of the costs of salaries, benefits and stock-based compensation for engineers, as well as materials, equipment and contractors. To date, because we have released our products as soon as technological feasibility was established, all software development costs have been charged to research and development expenses as incurred. Research and development expenses increased by approximately 18% to $3.6 million for the three months ended December 31, 2007 from $3.0 million for the three months ended December 31, 2006 primarily due to annual compensation increases, an increase of $0.1 million in contractor expenses, an increase of $0.1 million in non-cash stock option expenses and an exchange rate driven increase of $0.1 million due to average increases of 15% in the Australian dollar and 6% in the British pound against the U.S. dollar. As a percentage of total revenues, research and development expenses increased to 34% from 29% over the same period.
      Sales and Marketing
     Sales and marketing expenses consist primarily of the costs of salaries, benefits, commissions, bonuses and stock-based compensation, as well as occupancy costs, travel and promotional expenses. Sales and marketing expenses remained substantially unchanged at $4.3 million for the three months ended December 31, 2007 in comparison with the same period in the prior year. As a percentage of total revenues, sales and marketing expenses increased to 42% from 41% over the same period.
     General and Administrative
     General and administrative expenses consist primarily of salaries, benefits, bonuses and stock-based compensation, as well as third party costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations and finance, accounting and internal control functions, as well as amortization and impairment of certain acquired intangible assets. General and administrative expenses decreased approximately 5% to $2.2 million for the three months ended December 31, 2007 from $2.3 million for the three months ended December 31, 2006, primarily due to a decrease of $0.1 million in accounting expenses. As a percentage of total revenues, general and administrative expenses decreased to 21% from 22% over the same period.
     Interest income
     Interest income decreased to $0.7 million in the three months ended December 31, 2007 from $0.8 million in the three months ended December 31, 2006 due to decreases in both short-term interest rates and cash, cash equivalent and short-term investment balances.

      Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. We recorded a tax provision of $0.2 million in the three months ended December 31, 2007, substantially unchanged from the same period in the prior year.
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
     Our operating activities used $1.5 million in cash in the three months ended December 31, 2007 and provided $1.1 million in the three months ended December 31, 2006. Over the same period, the net loss component of cash flows from operating activities increased to $1.2 million from $0.4 million and the contribution from adjustments for non-cash charges remained substantially unchanged at $1.1 million. These non-cash charges include charges for depreciation, amortization, deferred income taxes and stock-based compensation expense. Finally, our cash flows from operations are affected by changes in current assets and liabilities. Changes in non-cash assets and liabilities used $1.4 million in cash in the three months ended December 31, 2007 and provided $0.4 million in the three months ended December 31, 2006.
     Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 74 days for the quarter ended December 31, 2007 from 83 days for the quarter ended December 31, 2006 due primarily to stronger collections and lower maintenance renewal invoicing in the more recent period. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.
     Investing activities have consisted of two components: purchases of property and equipment and purchases and sales of short-term investments. Purchases of property and equipment increased by $0.1 million to $0.2 million in the three months ended December 31, 2007 from $0.1 million in the three months ended December 31, 2006. We expect that capital expenditures for our full fiscal 2008 year will total approximately $0.8 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Net purchases and sales of short-term investments provided net cash of $7.4 million in the three months ended December 31, 2007 in comparison with $4.0 million in the three months ended December 31, 2006.
     Financing activities representing primarily the repurchase of common shares used cash of $1.3 million in the three months ended December 31, 2007 in comparison with $3.6 million in the three months ended December 31, 2006.
     As of December 31, 2007, we had working capital of $61.4 million and cash, cash equivalents and short-term investments of $59.2 million. As of December 31, 2007, we had the following payment obligations in the listed categories of contractual obligations:

			Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

			(In millions)
Operating leases	$4.3	$1.6	$1.8	$0.8	$0.1
Unconditional purchase obligations	0.3	0.3	—	—	—

Total contractual cash obligations	$4.6	$1.9	$1.8	$0.8	$0.1

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
      Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. In the three months ended December 31, 2007, approximately 23% of our revenue was derived from invoices issued and paid in Japanese yen, and 6% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated accounts receivable or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period.
     We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At December 31, 2007, we had no forward exchange contracts and no options outstanding.
     We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi, the Philippines peso and the Indian rupee. In the three months ended December 31, 2007, we incurred approximately $4 million of operating expenses in foreign currencies. In Japan, our yen operating expenses, which amounted to approximately $0.5 million in the three months ended December 31, 2007, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
      Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our short-term investment portfolio. As of December 31, 2007, short-term investments consisted of available-for-sale securities of $31.5 million. These fixed income marketable securities included corporate and municipal bonds and government securities, all of which are of high investment grade. They are subject to interest rate risk and will decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of December 31, 2007, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
      Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     As a result of its assessment of internal control over financial reporting, management had concluded at the end of fiscal year 2007 that the material weakness reported in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006 had been remediated as of September 30, 2007, and our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
     Our former independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of the Company’s internal control of financial reporting. This report was included in our Annual Report on Form 10-K filed with the SEC on December 13, 2007.
      Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
     Our current generation of software runs under the Linux™ operating system; previous generations ran under Sun Microsystems Solaris™ UNIX™. Our current and prospective customers may request other operating systems, such as Windows Vista™, to be used in their telecommunications test systems or may require the integration of other industry standards. We may not be able to successfully adapt our products to such operating systems on a timely or cost-effective basis, if at all. Our failure to respond to rapidly changing technologies and to develop and introduce new products and services in a timely manner could result in a reduction in customer orders and thereby adversely affect our revenues, cash flows and results of operations.
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
     Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In the three months ended December 31, 2007, our top five customers represented approximately 59% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or further industry consolidation, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.
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
     In the three months ended December 31, 2007, we derived 74% of our revenues from customers outside of the United States, and we maintain operations in twelve other countries. International sales and operations are subject to inherent risks, including:
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
Our success depends on the continued technological innovation in the telecommunications industry and increased use of our test solutions, and lack of growth in this industry could harm our business.
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
     Our complex products may contain undetected errors, or “bugs”, particularly when first introduced or when new versions are released. Errors may be found in future releases of our software. In addition, any such errors may generate adverse publicity, impair the market acceptance of these products, create customer concerns or adversely affect operating results due to product returns, the costs of generating corrective releases or otherwise.
      We face exposure to product liability claims, which if successful could harm our business.
     Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims, and we have not experienced any product liability claims to date. However, it is possible that the limitation of liability provisions contained in our license agreements may not be effective under the laws of certain jurisdictions, particularly since we sell a majority of our products internationally. Our sale and support of products may thus entail the risk of such claims. A successful product liability claim brought against us could have a material adverse effect upon our business, financial condition and results of operations. If we fail to maintain adequate product liability insurance and if we were to lose a large uninsured claim, then such a loss could significantly harm our business, financial condition and operating results.
Our success is dependent on our ability to protect our intellectual property, and our failure to protect our intellectual property could have a significant adverse impact on our business.
     Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have not sought patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In March 2007, we reached a favorable settlement of a lawsuit that we had brought against a competitor for alleged misappropriation of confidential and trade secret information. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.
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

If we are unable to determine and demonstrate that we maintain effective internal control over financial reporting, this may cause investors to lose confidence in our reported financial information, and the price of our stock could drop significantly.
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for our fiscal year ending September 30, 2005, we were required to include in our Annual Report on Form 10-K an assessment of the effectiveness of our internal control over financial reporting together with a report from our independent registered public accounting firm on our assessment and the effectiveness of our internal control over financial reporting. In our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures were not effective. Although these officers have concluded that our disclosure controls and processes were effective as of the end of the period covered by our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, if we fail to achieve and maintain the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal control is necessary for us to produce reliable financial reports and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Sales of substantial amounts of our common stock by our major stockholders and others could adversely affect the market price of our common stock.
     Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of December 31, 2007, Richard A. Karp, our Chief Executive Officer and Chairman of our Board, beneficially owned 3,034,559 shares, and Nancy H. Karp, one of our directors, beneficially owned 1,373,010 shares of our common stock. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.
      Our principal stockholders could prevent or delay a change in control.
     As of December 31, 2007, Dr. Karp beneficially owned 3,034,559 shares or approximately 23% of our common stock outstanding, and Nancy H. Karp, one of our directors, beneficially owned 1,373,010 shares or approximately 10% of our common stock outstanding. Due to repurchases of common stock by the Company, the percentage of shares held by these individuals has increased and may continue to increase. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended December 31, 2007:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs

October 1, 2007 - October 31, 2007	11,700	$7.46	11,700	1,307,085
November 1, 2007 - November 30, 2007	56,796	7.50	56,796	1,459,263
December 1, 2007 - December 31, 2007	103,551	7.40	103,551	1,355,712

Total for the Quarter	172,047	$7.44	172,047	1,355,712

(1)	Average price paid per share includes brokerage commission.
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, our Board of Directors authorized an increase of 1,000,000 shares in the number of shares that may be repurchased under the program. In November 2007, our Board of Directors authorized an increase of 208,974 shares in the number of shares that may be repurchased under the share repurchase program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the first quarter of fiscal 2008, the Company repurchased and canceled 172,047 shares at a cost of approximately $1.3 million. As of December 31, 2007, approximately 1,356,000 shares remained available for repurchase under the authorization.
Item 5. Other Information
     On February 5, 2008, in connection with the departure of Mr. Henry P. Massey, Jr. from the Board of Directors of the Company, the Board amended Article 9 of the Bylaws of the Company to provide for five (5) authorized directors rather than six (6). The amended Bylaws are filed as Exhibit 3.1 to this Report.
Item 6. Exhibits

3.1	Bylaws of the Registrant, as amended February 5, 2008.
10.1	First Amendment to Lease, effective October 31, 2007, by and between the Registrant and Raleigh Flex Owner I LLC relating to office space located at 800 Perimeter Park Drive, Morrisville, NC 27560.
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION
Date: February 11, 2008	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)