Form 10-Q
period 2008-03-31
CATAPULT COMMUNICATIONS CORP
filed 2008-05-08
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-24701
CATAPULT COMMUNICATIONS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	77-0086010
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
160 South Whisman Road
Mountain View, California 94041
(Address of principal executive offices) (Zip Code)
(650) 960-1025
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of March 31, 2008, there were 13,032,006 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q
 ii

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
	(In thousands, except share
	and par value data)
ASSETS

Current Assets:
Cash and cash equivalents	$39,387	$23,351
Short-term investments	11,024	38,891
Accounts receivable, net of allowances of $16 and $61 as of March 31, 2008 and September 30, 2007, respectively	10,569	7,015
Inventories	2,171	2,485
Deferred tax assets	260	96
Prepaid expenses and other current assets	1,982	1,767

Total current assets	65,393	73,605
Long-term investments	6,750	—
Property and equipment, net	1,424	1,585
Goodwill	49,394	49,394
Other intangibles, net	107	143
Other assets	2,247	2,243

Total assets	$125,315	$126,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$645	$617
Accrued liabilities	5,814	4,956
Deferred revenue	7,935	6,206

Total current liabilities	14,394	11,779
Deferred revenue, long-term	137	406
Deferred taxes and other liabilities, long-term	4,695	3,009

Total liabilities	19,226	15,194

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 13,032,006 and 13,427,073 issued and outstanding as of March 31, 2008 and September 30, 2007, respectively	13	13
Additional paid-in capital	48,095	48,661
Accumulated other comprehensive income	1,170	1,026
Retained earnings	56,811	62,076

Total stockholders’ equity	106,089	111,776

Total liabilities and stockholders’ equity	$125,315	$126,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Products	$6,925	$6,069	$13,695	$12,625
Services	3,010	3,524	6,541	7,535

Total revenues	9,935	9,593	20,236	20,160

Cost of revenues:
Products	1,225	1,290	2,473	2,418
Services	752	748	1,550	1,602
Amortization of purchased technology	12	12	24	24

Total cost of revenues	1,989	2,050	4,047	4,044

Gross profit	7,946	7,543	16,189	16,116

Operating expenses:
Research and development	3,466	3,270	7,019	6,285
Sales and marketing	4,241	3,941	8,586	8,232
General and administrative	2,106	2,194	4,278	4,478
Restructuring costs (Note 13)	2,197	—	2,197	—

Total operating expenses	12,010	9,405	22,080	18,995

Operating loss	(4,064)	(1,862)	(5,891)	(2,879)
Interest income	592	840	1,336	1,647
Other income, net (Note 12)	235	1,835	365	1,828

Income (loss) before income taxes	(3,237)	813	(4,190)	596
Provision for income taxes	113	749	331	976

Net income (loss)	$(3,350)	$64	$(4,521)	$(380)

Net income (loss) per share — basic	$(0.26)	$0.00	$(0.34)	$(0.03)

Net income (loss) per share — diluted	$(0.26)	$0.00	$(0.34)	$(0.03)

Shares used in per share calculation:
Basic	13,119	13,970	13,247	14,037
Diluted	13,119	14,025	13,247	14,037
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss as reported	$(4,521)	$(380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	491	432
Amortization of purchased technology	24	24
Amortization of other acquisition related intangibles	12	12
Provision for doubtful accounts	(45)	1
Deferred income taxes	136	250
Stock based compensation expenses	1,479	1,370
Gain on disposal of fixed assets	—	(15)
Change in assets and liabilities:
Accounts receivable	(3,598)	1,097
Inventories	321	(37)
Prepaid expenses and other current assets	(208)	(84)
Other assets	2	(1,805)
Accounts payable	430	(10)
Accrued liabilities	1,800	567
Deferred revenue	1,456	294

Net cash provided by (used in) operating activities	(2,221)	1,716

Cash flows from investing activities:
Sale and maturities of investments	44,861	55,683
Purchase of investments	(23,697)	(45,888)
Purchase of property and equipment	(307)	(354)
Proceeds from sale of property and equipment	—	60

Net cash provided by investing activities	20,857	9,501

Cash flows from financing activities:
Repurchase of common stock	(2,772)	(4,482)
Proceeds from exercise of stock options	—	10

Net cash used in financing activities	(2,772)	(4,472)

Effect of exchange rate changes on cash and cash equivalents	172	168

Net increase in cash and cash equivalents	16,036	6,913

Cash and cash equivalents, beginning of period	23,351	22,462

Cash and cash equivalents, end of period	$39,387	$29,375

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$2	$(2)
Cash paid for income taxes	303	193

Non-cash investing activities:
Purchase of property and equipment on account	$—	$12
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—THE COMPANY AND BASIS OF PRESENTATION
     Catapult Communications Corporation and its subsidiaries (“we” or “the Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China, India and the Philippines. Management has determined that we conduct our business within one reportable segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.
     The condensed consolidated balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements as of March 31, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Catapult Communications Corporation and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 and filed with the SEC on December 13, 2007. The unaudited condensed consolidated financial statements as of March 31, 2008, and for the three and six months ended March 31, 2008 and 2007, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2007 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     There have been no significant changes in the Company’s significant accounting policies during the six months ended March 31, 2008 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 13, 2007, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.
NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We have not yet determined the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No.141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.
     In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133. This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS 161 will have on our consolidated financial statements and related disclosures.
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
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2008 and 2007.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Stock-Based Compensation Expense:
Cost of sales — products	$40	$28	$90	$63
Cost of sales — services	54	51	121	117
Research and development expense	160	177	361	324
Selling and marketing expense	138	142	306	314
General and administrative expense	263	244	601	552

Total stock-based compensation expense	655	642	1,479	1,370
Tax effect on stock-based compensation expenses	(4)	(4)	(8)	(9)

Net effect on net income (loss)	$651	$638	$1,471	$1,361

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans
	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Expected life of option	4.26 years	4.12 years	4.26 years	4.48 years
Expected volatility	55.0%	61.2%	55.0%	61.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.39%	4.82%	3.36%	4.60%
     As of March 31, 2008, approximately $2.6 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.4 years.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net income (loss), as reported for basic and diluted earnings per share	$(3,350)	$64	$(4,521)	$(380)

Weighted average shares outstanding	13,119	13,970	13,247	14,037
Dilutive options	—	55	—	—

Weighted average shares assuming dilution	13,119	14,025	13,247	14,037

Net income (loss) per share:
Basic	$(0.26)	$0.00	$(0.34)	$(0.03)

Diluted	$(0.26)	$0.00	$(0.34)	$(0.03)

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(In thousands)
Common stock options	2,657	2,285	2,643	2,235

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	March 31,	September 30,
	2008	2007
	(In thousands)
Inventories:
Raw materials	$1,716	$2,235
Work-in-process	94	23
Finished goods	361	227

	$2,171	$2,485

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent goodwill impairment test as of March 31, 2008 showing no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2007 and March 31, 2008, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the first half of fiscal year 2008, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006.

NOTE 7 — INCOME TAXES
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $113,000 in the three months ended March 31, 2008, compared with $749,000 in the three months ended March 31, 2007. In the six months ended March 31, 2008 and March 31, 2007, we recorded a tax provision of $331,000 and $976,000, respectively. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.
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
     In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. As of the date of adoption, we had approximately $231,000 of accrued interest and penalties related to uncertain tax positions. In the three months ended March 31, 2008, accrued interest and penalties related to uncertain tax positions of approximately $22,000 have been expensed and a State Nexus reserve was released upon conclusion of the North Carolina franchise tax audit for the tax years 2003, 2004 and 2005 of approximately $13,000. In the six months ended March 31, 2008, accrued interest and penalties related to uncertain tax positions of approximately $47,000 have been expensed.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

NOTE 8 — STOCKHOLDER’S EQUITY
Comprehensive Income (loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
		(In thousands)
Net income (loss), as reported	$(3,350)	$64	$(4,521)	$(380)
Currency translation adjustment	160	49	143	177
Unrealized gains (losses) on investments	4	(1)	2	(2)

Comprehensive income (loss)	$(3,186)	$112	$(4,376)	$(205)

Stock Option Plans
     In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which initially provided for the issuance of options to purchase 1,800,000 shares. The Company’s stockholders have subsequently approved increases of a total of 3,000,000 shares to the 1998 Plan. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1998 Plan generally become exercisable at a rate of 1/8th of the total options granted six months after the option grant date and then at a rate of 1/48th per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company.
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007 and November 2007, our Board of Directors authorized increases of 1,000,000 shares and 208,974 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2007, we repurchased and restored to the status of authorized but unissued 1,034,864 shares at a cost of approximately $9.3 million. In the three month period ended December 31, 2007, we repurchased and restored to the status of authorized but unissued 172,047 shares at a cost of approximately $1.3 million. In the three month period ended March 31, 2008, we repurchased and restored to the status of authorized but unissued 223,020 shares at a cost of approximately $1.5 million. As of March 31, 2008, 1,132,692 shares remained available for repurchase under the authorization. In April 2008, our Board of Directors authorized an additional increase of 420,820 shares in the number of shares that may be repurchased under the share repurchase program.
NOTE 9 — GEOGRAPHICAL INFORMATION
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

		Europe, Middle		Asia	Consolidated
	Americas	East & Africa	Japan	Pacific	Total
	(In thousands)
Six months ended March 31, 2008
Revenues from unaffiliated customers	$4,260	$5,117	$7,946	$2,913	$20,236

Six months ended March 31, 2007
Revenues from unaffiliated customers	$5,256	$5,984	$5,746	$3,174	$20,160

As of March 31, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$784	$232	$221	$187	$1,424

As of September 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$937	$323	$223	$102	$1,585
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 19% and 22% of our total revenues in the six months ended March 31, 2008 and 2007, respectively. Revenues from China represented 12% and 10% of our total revenues in the six months ended March 31, 2008 and 2007, respectively. Revenues from Germany represented less than 10% and 11% in the six months ended March 31, 2008 and 2007, respectively. Operations in Ireland accounted for 36% and 32% of the consolidated identifiable assets at March 31, 2008 and 2007, respectively.
NOTE 10 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of March 31, 2008 or September 30, 2007, or 10% or more of our revenues for the three or six months ended March 31, 2008 or 2007, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Six months ended
	March 31,	September 30,	March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Customer A	20%	—	22%	11%	13%	—
Customer B	—	—	—	14%	—	16%
Customer C	11%	—	15%	14%	13%	10%
Customer D	12%	22%	10%	—	11%	—
Customer E	12%	—	15%	—	—	—
Customer F	10%	33%	—	—	12%	—
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
NOTE 12 — LEGAL SETTLEMENT
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
NOTE 13 — RESTRUCTURING COSTS
     A restructuring charge of $2,197,000 was recorded in the second quarter of fiscal 2008, of which $263,000 was paid in the quarter. The charges are shown separately as restructuring costs in the Consolidated Statement of Operations for the quarter ended March 31, 2008. These costs related primarily to one-time employee termination benefits consisting of severance and related benefits for the workforce reduction through layoffs and early retirement of 25 employees worldwide and to the closure of our research and development facility in Australia. The global workforce reduction represented 11% of our workforce prior to the restructure.
NOTE 14 — LONG-TERM INVESTMENTS
     In our investment portfolio, we held auction rate securities (“ARS”) that are securities with long-term maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. The ARS held in our portfolio represent interests in student loan, closed-end mutual fund preferreds and municipal issues, all highly rated by one or more of the major credit rating agencies at the time of purchase.
     On February 11, 2008, when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $8.1 million as of March 31, 2008. Subsequent to March 31, 2008, the Company has sold at auction an additional $1.3 million to reduce the total position in these securities to $6.75 million. These sales and redemptions have all occurred at par without a loss.
     Based on the current lack of liquidity related to these investments, we anticipate that liquidation of these remaining securities may be protracted and accordingly we have reclassified the remaining $6.75 million in ARS from short-term investments to long-term investments as of March 31, 2008. We believe that there has been no impairment in the value of these securities and that their carrying value approximates their fair value.
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
     These forward-looking statements include but are not limited to those identified in this report with an asterisk (*) symbol. Actual results may differ materially from those discussed in such forward-looking statements for a number of reasons, including:
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
     You should carefully review the cautionary statements set forth under the caption “Risk Factors” in Item 1A of Part II of this report on Form 10-Q and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2007, filed on December 13, 2007.
     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time by us or on our behalf.
Overview
Our Business and Products
     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our Linux software-based DCT2000® (“DCT”) and MGTS® digital communications test systems operating on a common hardware platform range are designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware perform a range of test functions, including design and feature verification, conformance testing, interoperability testing and load and stress testing. Our emphasis is on testing complex, high-level and emerging protocols including, most recently, Long-Term Evolution (LTE), WiMAX and IP Multimedia Subsystem (IMS).
Conditions and Trends in Our Industry
     In our fiscal year ended September 30, 2007, we experienced lower revenues in comparison with the previous fiscal year due to the effects of consolidation among major multi-national customers outside Japan, such as Alcatel-Lucent (which also acquired the 3G wireless business from Nortel) and Nokia Siemens Networks, and to continued competition from our customers’ own test equipment offerings in the Japanese market. These factors resulted in reduced purchasing of our products and services by our customers throughout the world.
     In the six months ended March 31, 2008, we saw some improvement in revenues in Japan, but we continued to experience reduced demand elsewhere due to the effects of consolidation among major multi-national customers. In China, we also experienced weakness in the domestic telecom test market.

Summary of Our Financial Performance in the Second Quarter of Fiscal 2008
     For the reasons outlined in the second paragraph of the preceding section, “Conditions and Trends in our Industry”, our revenues in the three months ended March 31, 2008 increased by 4% in comparison with the same period in the prior year to $9.9 million. Our gross profit margin increased by one percentage point to 80% as a result of more software-intensive product mix, and our operating expenses increased by 28%, primarily due to a $2.2 million restructuring charge recorded late in the quarter in connection with the elimination of 25 positions, or 11% of our work force, and the closure of our Australian office. As a result, our operating loss increased to $4.1 million from $1.9 million in the same period in the prior year.
     During the second quarter of 2008, our cash, cash equivalents, short-term investments and long-term investments decreased by $2.0 million due primarily to $1.5 million in share repurchases, $0.7 million in negative cash flow from operations and $0.1 million in capital expenditures. We reclassified $6.75 million in currently illiquid auction rate securities from short-term investments to long-term investments as discussed below in more detail under the heading “Risk Factors”.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Products	69.7%	63.3%	67.7%	62.6%
Services	30.3	36.7	32.3	37.4

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	12.3	13.5	12.2	12.0
Services	7.6	7.8	7.7	8.0
Amortization of purchased technology	0.1	0.1	0.1	0.1

Total cost of revenues	20.0	21.4	20.0	20.1

Gross profit	80.0	78.6	80.0	79.9

Operating expenses:
Research and development	34.9	34.1	34.7	31.2
Sales and marketing	42.7	41.1	42.4	40.8
General and administrative	21.2	22.8	21.1	22.2
Restructuring costs	22.1	—	10.9	—

Total operating expenses	120.9	98.0	109.1	94.2

Operating loss	(40.9)	(19.4)	(29.1)	(14.3)
Interest income	6.0	8.8	6.6	8.2
Other income, net	2.3	19.1	1.8	9.1

Income (loss) before income taxes	(32.6)	8.5	(20.7)	3.0
Provision for income taxes	1.1	7.8	1.6	4.9

Net income (loss)	(33.7)%	0.7%	(22.3)%	(1.9)%

Gross profit margin on products	82.3%	78.7%	81.9%	80.9%

Gross profit margin on services	75.0%	78.8%	76.3%	78.7%

     Gross profit margin on products and services excludes amortization of purchased technology.

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007
     Revenues
     Our revenues for the three months ended March 31, 2008 increased by 4% to $9.9 million in comparison with the same period in the prior year. Over the same period, product revenues increased by approximately 14% to $6.9 million. The increase in product revenues was attributable to increased sales of our test systems, primarily due to stronger demand from customers in Japan which more than offset weaker demand elsewhere in the world, and to a 14% increase in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues decreased approximately 15% to $3.0 million, primarily due to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the three months ended March 31, 2008 in comparison with the same period in the prior year:
•	revenues in the Americas decreased by 46% to $1.3 million;

•	revenues in Europe, the Middle East and Africa decreased by 25% to $1.8 million;

•	revenues in Japan increased by 55% to $5.5 million; and

•	revenues in Asia Pacific outside Japan increased by 1% to $1.4 million.
     Information on revenues from major customers is provided in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues decreased by 5% to $1.2 million for the three months ended March 31, 2008 in comparison with the same period in the prior year and gross margin on product revenues increased to 82% from 79% due to decreased hardware component costs as a percentage of product revenues.
     Cost of services revenues remained substantially unchanged at $0.75 million in the three months ended March 31, 2008 in comparison with the same period in the prior year. Gross margin on services revenues decreased by four percentage points to 75% from 79% as services revenues decreased while the associated costs did not.
     Research and Development
     Research and development expenses increased by approximately 6% to $3.5 million for the three months ended March 31, 2008 in comparison with the same period in the prior year, primarily due to an increase of $0.2 million in contractor expenses. We expect research and development expenses for each of the remaining quarters in the current fiscal year to be significantly reduced due to the reduction in force that occurred in early March and to the capitalization of costs related to a new product under development.*
     Sales and Marketing
     Sales and marketing expenses increased by approximately 8% to $4.2 million for the three months ended March 31, 2008 in comparison with the same period in the prior year, primarily due to an increase of $0.2 million in compensation costs and by an exchange rate driven increase of $0.2 million due to average increases of 14% in both the Japanese yen and the Euro, 8% in the Chinese renminbi and 17 % in the Canadian dollar against the U.S. dollar. We expect sales and marketing expenses for each of the remaining quarters in the current fiscal year to be reduced due to the reduction in force that occurred in early March.*
     General and Administrative
     General and administrative expenses decreased approximately 4% to $2.1 million in the three months ended March 31, 2008 in comparison with the same period in the prior year, primarily due to a decrease of $0.1 million in accounting expenses.
     Restructuring Charge
     A restructuring charge of $2.2 million was recorded in the three months ended March 31, 2008 in connection with a reduction in force of 25 employees, or 11% of our work force, and the closure of our Australian office. No restructuring charge was recorded in the same period in the prior year.
     Interest income
     Interest income decreased by 30% to $0.6 million in the three months ended March 31, 2008 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.

     Other income, net
     Other income, net decreased by 87% to $0.2 million in the three months ended March 31, 2008 in comparison with the same period in the prior year. Other income in the three months ended March 31, 2008 represented primarily foreign exchange gains on the Japanese yen. Other income of $1.8 million in the same period in the prior year represented income from the settlement of a lawsuit against a competitor.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision decreased approximately 85% to $0.1 million in the three months ended March 31, 2008 in comparison with the same period in the prior year.
Comparison of the Six-Month Periods Ended March 31, 2008 and 2007
     Revenues
     Our revenues for the six months ended March 31, 2008 remained substantially unchanged at $20.2 million in comparison with the same period in the prior year. Over the same period, product revenues increased by approximately 8% to $13.7 million. The increase in product revenues was attributable to increased sales of our test systems, primarily due to stronger demand from customers in Japan, which more than offset weaker demand elsewhere in the world, and to a 9% increase in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues decreased approximately 13% to $6.5 million primarily due to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the six months ended March 31, 2008 in comparison with the same period in the prior year:
•	revenues in the Americas decreased by 19% to $4.3 million;

•	revenues in Europe, the Middle East and Africa decreased by 14% to $5.1 million;

•	revenues in Japan increased by 38% to $7.9 million; and

•	revenues in Asia Pacific outside Japan decreased by 8% to $2.9 million.
     Information on revenues from major customers is provided in Note 10 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues increased by 2% to $2.5 million in the six months ended March 31, 2008 in comparison with the same period in the prior year. Gross margin on product revenues increased to 82% from 81% due to decreased hardware component costs as a percentage of product revenues.
     Cost of services revenues remained substantially unchanged at $1.6 million in the six months ended March 31, 2008 in comparison with the same period in the prior year. Gross margin on services revenues decreased by three percentage points to 76% from 79% as services revenues decreased while the associated costs did not.
     Research and Development
     Research and development expenses increased by approximately 12% to $7.0 million for the six months ended March 31, 2008 in comparison with the same period in the prior year due to an increase of $0.4 million in contractor expenses, an exchange rate driven increase of $0.2 million due to an average increase of 15% in the Australian dollar against the U.S. dollar and to annual compensation increases. We expect research and development expenses for each of the remaining quarters in the current fiscal year to be significantly reduced due to the reduction in force that occurred in early March and to the capitalization of costs related to a new product under development.*
     Sales and Marketing
     Sales and marketing expenses increased by approximately 4% to $8.6 million for the six months ended March 31, 2008 in comparison with the same period in the prior year primarily due to an exchange rate driven increase of $0.3 million due to average increases of 9% in the Japanese yen, 4% in the British pound, 7% in the Chinese renminbi, 16% in the Canadian dollar and 13% in the Euro against the U.S. dollar. We expect sales and marketing expenses for each of the remaining quarters in the current fiscal year to be reduced due to the reduction in force that occurred in early March.*

     General and Administrative
     General and administrative expenses decreased approximately 4% to $4.3 million for the six months ended March 31, 2008 in comparison with the same period in the prior year, reflecting primarily a decrease of $0.2 million in accounting expenses.
     Restructuring Charge
     A restructuring charge of $2.2 million was recorded in the six months ended March 31, 2008 in connection with a reduction in force of 25 employees, and the closure of our Australian office. No restructuring charge was recorded in the same period in the prior year.
     Interest income
     Interest income decreased by 19% to $1.3 million in the six months ended March 31, 2008 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Other income, net
     Other income, net decreased by 80% to $0.4 million in the six months ended March 31, 2008 in comparison with the same period in the prior year. Other income in the six months ended March 31, 2008 represented primarily foreign exchange gains on the Japanese yen. Other income of $1.8 million in the same period in the prior year represented income from the settlement of a lawsuit against a competitor.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision decreased approximately 66% to $0.3 million in the six months ended March 31, 2008 in comparison with the same period in the prior year.
Liquidity and Capital Resources
     Operating activities used $2.2 million in the six months ended March 31, 2008 and provided $1.7 million in the six months ended March 31, 2007. Over the same period, the net loss component of cash flows from operating activities increased to $4.5 million from $0.4 million, and the contribution from adjustments for non-cash charges such as depreciation, amortization and stock-based compensation expense remained substantially unchanged at $2.1 million. Changes in non-cash assets and liabilities provided net cash of $0.2 million in the six months ended March 31, 2008 in comparison with $22,000 in the same period in the prior year.
     Investing activities have consisted of two components: net purchases of property and equipment remained substantially unchanged at $0.3 million in the six months ended March 31, 2008 in comparison with the same period in the prior year, and purchases and sales of short-term investments provided net cash of $21.2 million in the six months ended March 31, 2008 in comparison with $9.8 million in the same period in the prior year.
     Financing activities in the form of the repurchase of common shares used cash of $2.8 million in the six months ended March 31, 2008 in comparison with $4.5 million in the same period in the prior year. As of March 31, 2008, after the reclassification of $6.75 million in auction rate securities to long-term assets, we had working capital of $51.0 million and cash, cash equivalents and short-term investments of $50.4 million. As of March 31, 2008, we had the following payment obligations in the listed categories of contractual obligations:

	Payments Due by Period
		Less Than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
			(In millions)
Operating leases	$4.3	$1.7	$1.9	$0.7	$—
Unconditional purchase obligations	0.2	0.2	—	—	—

Total contractual cash obligations	$4.5	$1.9	$1.9	$0.7	$—

     We may require additional funds to support our working capital requirements or for other purposes. There can be no assurance that additional financing will be available if needed or that, if available, such financing will be obtainable on terms favorable to us or to our stockholders. We believe that cash and cash equivalents, short-term investments and funds generated from operations will provide us with sufficient funds to finance our requirements for at least the next 12 months including the payment of the remaining balance at March 31, 2008 of the restructuring charge recognized in the three months then ended.*

Recent Accounting Pronouncements
     See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q for information on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Exchange Risk and Derivative Financial Instruments
     Our foreign subsidiaries operate and sell our products in various global markets. In the six months ended March 31, 2008, approximately 39% of our revenue was derived from invoices issued and paid in Japanese yen and 4% in other foreign currencies. As a result, we are exposed to changes in exchange rates on foreign currency denominated accounts receivable. We use foreign currency forward exchange contracts, and we infrequently use options, to mitigate the risk of future movements in foreign exchange rates that affect certain foreign currency denominated accounts receivable or expected revenues. The forward contracts and options are not designated as accounting hedges. We attempt to match the forward contracts with the underlying receivables in terms of currency, amount and maturity, and to match the options with expected foreign currency revenue in terms of currency, amount and recognition period. We do not use derivative financial instruments for speculative or trading purposes. Because the impact of movements in currency exchange rates on forward contracts and options generally offsets the related impact on the exposures economically hedged, these derivative financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates. Gains and losses on forward exchange contracts generally offset the foreign exchange transaction gains or losses from revaluation of foreign currency denominated amounts receivable. Gains on options generally offset the reduction in income resulting from revenues recognized at an exchange rate less favorable than the option rate. To date, we have not fully mitigated all risk associated with our revenues and resulting accounts receivable denominated in foreign currencies, and there can be no assurance that our future mitigation activities, if any, will be successful. At March 31, 2008, we had $5.0 million in forward exchange contracts and no options outstanding.
     We also incur operating expenses in foreign currencies including the Japanese yen, the British pound, the Euro, the Australian dollar, the Canadian dollar, the Swedish krona, the Chinese renminbi, the Indian rupee and the Philippine peso. In the six months ended March 31, 2008, we incurred approximately $7.6 million of operating expenses in foreign currencies, including $1.2 million in restructuring costs. In Japan, our yen operating expenses, which amounted to approximately $1.1 million in the six months ended March 31, 2008, are lower than our yen revenues and act as a partial natural hedge on our exposure on those revenues. Our operating expenses in other foreign currencies exceed our revenues in those currencies and thus represent an exchange rate exposure. We do not attempt to mitigate this operating expense exchange rate exposure through the use of derivatives.
     We have evaluated the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term currency fluctuations, and we believe that any such losses would not be material.*
Interest Rate Risk
     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2008, short-term investments consisted of $11.0 million in available-for-sale corporate, government and asset-backed securities and long-term investments consisted of $6.75 million in available-for-sale auction rate securities. All of these securities are of high investment grade. They are subject to interest rate risk and may decline in value if the market interest rates increase. If the market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2008, the decline in the fair value of the portfolio would not be material to our financial position.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
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
     There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1A. Risk Factors
     We are adding the following risk factor to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007:
Risks Related to Our Business
Our investment in auction rate securities exposes us to risks that may affect the liquidity of these investments and result in losses.
     On February 11, 2008, when the market for auction rate securities began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $6.75 million. These sales and redemptions have all occurred at par without a loss. The remaining auction rate securities that we hold represent student loan, closed-end mutual fund preferreds and municipal issues, all highly rated. We anticipate that liquidation of these remaining securities may be protracted and accordingly we have reclassified them as long-term assets. Given our experience to date and the information available at this time, we currently believe that there has been no other-than temporary impairment in the value of these assets and that their carrying value approximates their fair value. If market conditions deteriorate, we may not be able to realize the value of these securities for an extended period of time and it may be necessary to record an impairment charge in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended March 31, 2008:

		Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs
January 1, 2008 — January 31, 2008	139,850	$7.08	139,850	1,215,862
February 1, 2008 — February 29, 2008	22,970	6.79	22,970	1,192,892
March 1, 2008 — March 31, 2008	60,200	5.75	60,200	1,132,692

Total for the Quarter	223,020	$6.69	223,020	1,132,692

(1)	Average price paid per share includes brokerage commission
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007 and November 2007, our Board of Directors authorized increases of 1,000,000 shares and 208,974 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the second quarter of fiscal 2008, the Company repurchased and restored to the status of authorized but unissued 223,020 shares at a cost of approximately $1.5 million. As of March 31, 2008, 1,132,692 shares remained available for repurchase under the authorization. In April 2008, our Board of Directors authorized an additional increase of 420,820 shares in the number of shares that may be repurchased under the share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on February 5, 2008 at the Company’s principal executive offices in Mountain View, California. Out of 13,318,862 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 13,062,280 shares. At the Annual Meeting, our stockholders approved the following matters:
(a) The election of Peter S. Cross, R. Stephen Heinrichs, Richard A. Karp, Nancy H. Karp, and John M. Scandalios as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:
Peter S. Cross, 12,732,633 votes cast for and 329,647 votes withheld;
R. Stephen Heinrichs, 13,027,652 votes cast for and 34,628 votes withheld;
Richard A. Karp, 13,020,522 votes cast for and 41,758 votes withheld;
Nancy H. Karp, 12,143,885 votes cast for and 918,395 votes withheld;
John M. Scandalios, 12,763,891 votes cast for and 298,389 votes withheld;
(b) The amendment of the Company’s 1998 Stock Plan to increase the shares reserved for issuance by 1,000,000 shares of Common Stock.
8,812,014 votes cast for, 2,617,866 against, 363,500 abstain and 1,268,900 broker non-votes.
(c) The ratification of the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending September 30, 2008.
13,045,343 votes cast for, 14,601 against, 2,335 abstain and 0 broker non-votes.
Item 6. Exhibits

10.1	1998 Stock Plan, as amended February 5, 2008.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

Date: May 8, 2008	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)