Form 10-Q
period 2008-06-30
CATAPULT COMMUNICATIONS CORP
filed 2008-08-06
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, there were 12,674,316 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

ii

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(In thousands, except share
	and par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$47,668	$23,351
Short-term investments	810	38,891
Accounts receivable, net of allowances of $16 and $61 as of June 30, 2008 and September 30, 2007, respectively	7,350	7,015
Inventories	2,276	2,485
Deferred tax assets	267	96
Prepaid expenses and other current assets	1,970	1,767

Total current assets	60,341	73,605
Long-term investments (Note 14)	6,125	—
Property and equipment, net	1,198	1,585
Goodwill	49,394	49,394
Other intangibles, net	89	143
Other assets	3,902	2,243

Total assets	$121,049	$126,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,027	$617
Accrued liabilities	4,261	4,956
Deferred revenue	7,874	6,206

Total current liabilities	13,162	11,779
Deferred revenue, long-term	146	406
Deferred taxes and other liabilities, long-term	4,863	3,009

Total liabilities	18,171	15,194

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 12,674,316 and 13,427,073 issued and outstanding as of June 30, 2008 and September 30, 2007, respectively	13	13
Additional paid-in capital	46,631	48,661
Accumulated other comprehensive income	1,136	1,026
Retained earnings	55,098	62,076

Total stockholders’ equity	102,878	111,776

Total liabilities and stockholders’ equity	$121,049	$126,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Products	$5,468	$4,839	$19,163	$17,464
Services	3,046	3,636	9,587	11,171

Total revenues	8,514	8,475	28,750	28,635

Cost of revenues:
Products	999	1,400	3,472	3,818
Services	484	765	2,034	2,367
Amortization of purchased technology	12	13	36	37

Total cost of revenues	1,495	2,178	5,542	6,222

Gross profit	7,019	6,297	23,208	22,413

Operating expenses:
Research and development	2,060	3,463	9,079	9,748
Sales and marketing	4,012	4,177	12,598	12,409
General and administrative	1,812	2,281	6,090	6,759
Restructuring costs (Note 13)	—	—	2,197	—

Total operating expenses	7,884	9,921	29,964	28,916

Operating loss	(865)	(3,624)	(6,756)	(6,503)
Interest income	358	825	1,694	2,472
Other income (expense), net (Note 12)	(163)	(81)	202	1,747

Loss before income taxes	(670)	(2,880)	(4,860)	(2,284)
Provision for (benefit from) income taxes	345	(541)	676	435

Net loss	$(1,015)	$(2,339)	$(5,536)	$(2,719)

Net loss per share – basic and diluted	$(0.08)	$(0.17)	$(0.42)	$(0.19)

Shares used in per share calculation:
Basic and diluted	12,867	13,739	13,120	13,938
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss as reported	$(5,536)	$(2,719)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	663	672
Amortization of purchased technology	37	37
Amortization of other acquisition related intangibles	18	18
Provision for doubtful accounts	(45)	1
Deferred income taxes	283	383
Stock based compensation expenses	1,954	2,244
Gain on disposal of fixed assets	—	(25)
Change in assets and liabilities:
Accounts receivable	(346)	2,739
Inventories	213	321
Prepaid expenses and other current assets	(200)	(265)
Other assets	5	(1,804)
Accounts payable	405	(399)
Accrued liabilities	684	(84)
Deferred revenue	1,400	(535)

Net cash provided by (used in) operating activities	(465)	584

Cash flows from investing activities:
Sale and maturities of short-term investments	56,139	67,288
Purchase of investments	(24,144)	(58,630)
Capitalized software development costs	(1,660)	—
Purchase of property and equipment	(266)	(436)
Proceeds from sale of property and equipment	—	65

Net cash provided by investing activities	30,069	8,287

Cash flows from financing activities:
Repurchase of common stock	(5,533)	(7,643)
Proceeds from exercise of stock options	124	130

Net cash used in financing activities	(5,409)	(7,513)

Effect of exchange rate changes on cash and cash equivalents	122	195

Net increase in cash and cash equivalents	24,317	1,553

Cash and cash equivalents, beginning of period	23,351	22,462

Cash and cash equivalents, end of period	$47,668	$24,015

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$833	$305
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—THE COMPANY AND BASIS OF PRESENTATION
     Catapult Communications Corporation and its subsidiaries (“we” or “the Company”) design, develop, manufacture, market and support advanced software-based test systems offering integrated suites of testing applications for the global telecommunications industry. Our advanced test systems assist our customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services. The Company was incorporated in California in October 1985, was reincorporated in Nevada in 1998, and has operations in the United States, Canada, the United Kingdom, Europe, Japan, China, India, and the Philippines. Management has determined that we conduct our business within one reportable segment: the design, development, manufacture, marketing and support of advanced software-based test systems globally.
     The condensed consolidated balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the accompanying unaudited interim condensed consolidated financial statements as of June 30, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Catapult Communications Corporation and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 and filed with the SEC on December 13, 2007. The unaudited condensed consolidated financial statements as of June 30, 2008, and for the three and nine months ended June 30, 2008 and 2007, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2007 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     There have been no significant changes in the Company’s significant accounting policies during the nine months ended June 30, 2008 as compared to what was previously disclosed in the Company’s Form 10-K for the year ended September 30, 2007 as filed with the SEC on December 13, 2007, except that we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No.141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

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
     In May 2008, the FASB issued SFAS No. 162 (“SFAS 162 “), The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact FSP 142-3 will have on our consolidated financial statements.
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
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFS 123(R) for the three and nine months ended June 30, 2008 and June 30, 2007.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Stock-Based Compensation Expense:
Cost of sales – products	$42	$49	$132	$112
Cost of sales – services	2	67	123	185
Research and development expense	36	222	397	546
Selling and marketing expense	163	184	469	498
General and administrative expense	232	351	833	903

Total stock-based compensation expense	475	873	1,954	2,244
Tax effect on stock-based compensation expenses	(6)	(5)	(14)	(14)

Net effect on net income	$469	$868	$1,940	$2,230

     Additionally, stock-based compensation expense is capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as discussed in “Note 15 — Capitalized Software Development Costs.” The following table summarizes stock-based compensation expense included in our consolidated balance sheets as a component of other assets (in thousands):

Balance at April 1, 2008	$—
Stock-based compensation expense capitalized during the period	23
Amortization of capitalized stock-based compensation	—

Balance at June 30, 2008	$23

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the tables below:

	Employee Stock Option Plans
	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life of option	5.32 years	5.41 years	5.22 years	5.23 years
Expected volatility	59.0%	64.0%	58.6%	63.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.15%	4.52%	3.17%	4.54%
     As of June 30, 2008, approximately $3.6 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.6 years.
NOTE 4 — BASIC AND DILUTED NET LOSS PER SHARE
     We have presented net loss per share for all periods in accordance with SFAS 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the effect of dilutive potential common shares using the treasury stock method, but in periods where net losses are recorded, common stock equivalents such as common stock options would decrease the net loss per share and therefore are not added to the weighted average shares outstanding. The following is a reconciliation of the denominator used in calculating basic and diluted net loss per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net loss, as reported for basic and diluted net loss per share	$(1,015)	$(2,339)	$(5,536)	$(2,719)

Weighted average shares outstanding	12,867	13,739	13,120	13,938
Dilutive options	—	—	—	—

Weighted average shares assuming dilution	12,867	13,739	13,120	13,938

Net loss per share:
Basic and diluted	$(0.08)	$(0.17)	$(0.42)	$(0.19)

     Diluted net loss per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Common stock options	2,931	2,651	2,657	2,343

NOTE 5 — INVENTORIES
     The components of inventories are as follows:

	June 30,	September 30,
	2008	2007
	(In thousands)
Inventories:
Raw materials	$1,711	$2,235
Work-in-process	194	23
Finished goods	371	227

	$2,276	$2,485

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS
     We performed our most recent goodwill impairment test as of June 30, 2008 showing no impairment of goodwill. As such, there was no write-down of the goodwill balance. Between October 1, 2007 and June 30, 2008, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the nine months ended June 30, 2008, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets impaired in the fourth fiscal quarter of 2006.
NOTE 7 — INCOME TAXES
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $345,000 in the three months ended June 30, 2008, compared with a benefit of $541,000 in the three months ended June 30, 2007. In the nine months ended June 30, 2008 and June 30, 2007, we recorded a tax provision of $676,000 and $435,000, respectively. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.
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
     In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. As of the date of adoption, we had approximately $231,000 of accrued interest and penalties related to uncertain tax positions. In the three months ended June 30, 2008, accrued interest and penalties related to uncertain tax positions of approximately $20,000 have been expensed. In the nine months ended June 30, 2008, accrued interest and penalties related to uncertain tax positions of approximately $67,000 have been expensed. In the second fiscal quarter, we released approximately $13,000 related to a State Nexus reserve upon conclusion of the North Carolina franchise tax audit for the tax years 2003, 2004 and 2005.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

NOTE 8 — STOCKHOLDERS’ EQUITY
Comprehensive loss
     The components of comprehensive loss, net of tax, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net loss, as reported	$(1,015)	$(2,339)	$(5,536)	$(2,719)
Currency translation adjustment	(26)	29	117	206
Unrealized losses on investments	(8)	(5)	(6)	(7)

Comprehensive loss	$(1,049)	$(2,315)	$(5,425)	$(2,520)

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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, November 2007 and April 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares and 420,820 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2007, we repurchased and restored to the status of authorized but unissued 1,034,864 shares at a cost of approximately $9.3 million. In the three month period ended December 31, 2007, we repurchased and restored to the status of authorized but unissued 172,047 shares at a cost of approximately $1.3 million. In the three month period ended March 31, 2008, we repurchased and restored to the status of authorized but unissued 223,020 shares at a cost of approximately $1.5 million. In the three month period ended June 30, 2008, we repurchased and restored to the status of authorized but unissued 379,014 shares at a cost of approximately $2.8 million. As of June 30, 2008, 1,174,498 shares remained available for repurchase under the authorization.
NOTE 9 — GEOGRAPHICAL INFORMATION
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

		Europe, Middle			Consolidated
	Americas	East & Africa	Japan	Asia-Pacific	Total
		(In thousands)
Nine months ended June 30, 2008
Revenues from unaffiliated customers	$6,390	$7,768	$10,053	$4,539	$28,750

Nine months ended June 30, 2007
Revenues from unaffiliated customers	$8,177	$9,197	$6,816	$4,445	$28,635

As of June 30, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$678	$167	$196	$157	$1,198

As of September 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$937	$323	$223	$102	$1,585
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 19% and 22% of our total revenues in the nine months ended June 30, 2008 and 2007, respectively. Revenues from China represented 11% and less than 10% of our total revenues in the nine months ended June 30, 2008 and 2007, respectively. Revenues from Germany represented less than 10% and 10% of our total revenues in the nine months ended June 30, 2008 and 2007, respectively. Operations in Ireland accounted for 35% and 32% of the consolidated identifiable assets at June 30, 2008 and 2007, respectively.
NOTE 10 — CUSTOMER INFORMATION
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of June 30, 2008 or September 30, 2007, or 10% or more of our revenues for the three or nine months ended June 30, 2008 or 2007, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Nine months ended
	June 30,	September 30,	June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Customer A	—	—	11%	—	13%	—
Customer B	—	—	—	—	—	13%
Customer C	21%	22%	18%	16%	13%	10%
Customer D	27%	33%	18%	13%	14%	10%
Customer E	10%	—	—	—	—	—
Customer F	—	—	—	—	10%	—
NOTE 11 — CONTINGENCIES
     On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $19.6 million as of June 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. The Company is advised by its Belgian counsel that if the judgment of the Court of Appeals is annulled, the case would have to be re-tried. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company has defended the action vigorously to date and will continue to do so. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.
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
NOTE 13 — RESTRUCTURING COSTS
     A restructuring charge of $2,197,000 was recorded in the second quarter of fiscal 2008, of which $263,000 was paid in the second quarter and a further $867,000 was paid in the third fiscal quarter. The charges are shown separately as restructuring costs in the consolidated statement of operations for the nine months ended June 30, 2008. These costs related primarily to one-time employee termination benefits consisting of severance and related benefits for the workforce reduction through layoffs and early retirement of 25 employees worldwide and to the closure of our research and development facility in Australia. The global workforce reduction represented 11% of our workforce prior to the restructuring.
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
     On February 11, 2008, when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $6.1 million as of June 30, 2008. These sales and redemptions have all occurred at par without a loss.
     Based on the current lack of liquidity related to these investments, we anticipate that liquidation of these remaining securities may be protracted and accordingly we have continued to classify the remaining $6.1 million in ARS as long-term investments as of June 30, 2008. We believe that there has been no impairment in the value of these securities and that their carrying value approximates their fair value
NOTE 15 — CAPITALIZED SOFTWARE DEVELOPMENT COSTS
     We account for software development costs in accordance with SFAS No. 86 (“SFAS 86”), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We capitalize software development costs on a project-specific basis once technological feasibility is established. Technological feasibility is defined as the completion of a detailed program design or completion of a working model. Such project-specific capitalized costs include primarily salaries and benefits (including stock-based compensation), contractor expenses, facilities-related costs and depreciation expenses. In April 2008, we began capitalizing costs related to one major project.
     Upon general release of the product, capitalized costs are amortized on a straight-line basis over the greater of the estimated economic life of the product or based on the ratio of current gross revenues to total projected gross revenues for that product. In the three and nine months ended June 30, 2008 and 2007, there was no amortization of capitalized costs
     Unamortized software development costs were $1.7 million at June 30, 2008 and are included in other assets. There were no unamortized software development costs at September 30, 2007.

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
     In the nine months ended June 30, 2008, we saw improvement in revenues in Japan, but we continued to experience reduced demand elsewhere due to the effects of consolidation among major multi-national customers. In China, we also continued to experience weakness in the domestic telecom test market.
Summary of Our Financial Performance in the Third Quarter of Fiscal 2008
     For the reasons outlined in the preceding paragraph, our revenues in the three months ended June 30, 2008 remained substantially unchanged at $8.5 million in comparison with the same period in the prior year. Our gross profit margin increased by eight percentage points to 82% due to decreased hardware component and manufacturing overhead costs as a percentage of product revenues and to lower cost of services. Our operating expenses decreased by 21% primarily due to reductions in staffing levels, non-cash stock option expenses, variable compensation and legal and accounting expenses, and to capitalization of certain research and development expenses. As a result, our operating loss decreased to $0.9 million from $3.6 million in the same period in the prior year.
     During the third quarter of 2008, our total cash, cash equivalents, short-term investments and long-term investments decreased by $2.6 million due primarily to $2.8 million in share repurchases and a $1.7 million investment in capitalized software development expenses. These outlays were partially offset by $1.8 million in positive cash flow from operations. The value of currently illiquid auction rate securities classified as long-term investments was reduced by $0.6 million during the quarter without incurring a loss on sale.
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

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Products	64.2%	57.1%	66.7%	61.0%
Services	35.8	42.9	33.3	39.0

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	11.7	16.5	12.1	13.3
Services	5.7	9.0	7.1	8.3
Amortization of purchased technology	0.2	0.2	0.1	0.1

Total cost of revenues	17.6	25.7	19.3	21.7

Gross profit	82.4	74.3	80.7	78.3

Operating expenses:
Research and development	24.2	40.9	31.6	34.0
Sales and marketing	47.1	49.3	43.8	43.3
General and administrative	21.3	26.9	21.2	23.6
Restructuring costs	—	—	7.6	—

Total operating expenses	92.6	117.1	104.2	100.9

Operating loss	(10.2)	(42.8)	(23.5)	(22.7)
Interest income	4.2	9.7	5.9	8.6
Other income (expense), net	(1.9)	(0.9)	0.7	6.1

Loss before income taxes	(7.9)	(34.0)	(16.9)	(8.0)
Provision for (benefit from) income taxes	4.0	(6.4)	2.4	1.5

Net loss	(11.9)%	(27.6)%	(19.3)%	(9.5)%

Gross profit margin on products products	81.7%	71.1%	81.9%	78.1%

Gross profit margin on services	84.1%	79.0%	78.8%	78.8%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended June 30, 2008 and 2007
     Revenues
     Our revenues for the three months ended June 30, 2008 remained substantially unchanged at $8.5 million in comparison with the same period in the prior year. Over the same period, product revenues increased by approximately 13% to $5.5 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems in Japan and Asia Pacific outside Japan, and to a 15% increase in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues decreased approximately 16% to $3.0 million, due primarily to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the three months ended June 30, 2008 in comparison with the same period in the prior year:
•	revenues in the Americas decreased by 27% to $2.1 million;

•	revenues in Europe, the Middle East and Africa decreased by 17% to $2.7 million;

•	revenues in Japan increased by 97% to $2.1 million; and

•	revenues in Asia Pacific outside Japan increased by 28% to $1.6 million.

     Information on revenues from major customers is provided in Note 10 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues decreased by approximately 29% to $1.0 million for the three months ended June 30, 2008 in comparison with the same period in the prior year. Gross margin on product revenues increased to 82% from 71% due primarily to decreased hardware component and manufacturing overhead costs as a percentage of product revenues. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues decreased by approximately 37% to $0.5 million in the three months ended June 30, 2008 in comparison with the same period in the prior year, due primarily to a decrease of 17%, or three employees, in the number of employees engaged in customer support and to decreases of $0.1 million in both travel expenses and non-cash stock option costs. Gross margin on services revenues increased to 84% from 79% as cost of services revenues decreased more than services revenues.
     Research and Development
     Research and development expenses decreased by 41% to $2.1 million for the three months ended June 30, 2008 in comparison with the same period in the prior year, primarily due to a decrease of 19%, or 16 employees, in the number of employees engaged in research and development activities and to the capitalization of $1.7 million in software production expenses.
     Sales and Marketing
     Sales and marketing expenses decreased by approximately 4% to $4.0 million for the three months ended June 30, 2008 in comparison with the same period in the prior year, primarily due to a reduction in variable compensation due to poorer performance against targets.
     General and Administrative
     General and administrative expenses decreased approximately 21% to $1.8 million in the three months ended June 30, 2008 in comparison with the same period in the prior year, primarily due to decreases of $0.1 million in each of legal expenses, accounting expenses and non-cash stock option expenses.
     Interest income
     Interest income decreased by 57% to $0.4 million in the three months ended June 30, 2008 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Provision for (benefit from) income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. We recorded a tax provision of $0.3 million in the three months ended June 30, 2008 in comparison with a benefit of $0.5 million in the same period in the prior year. The benefit recorded in the prior period resulted primarily from a decrease during that period in our forecast pre-tax results of operations for the full fiscal year.
Comparison of the Nine-Month Periods Ended June 30, 2008 and 2007
     Revenues
     Our revenues for the nine months ended June 30, 2008 remained substantially unchanged at $28.8 million in comparison with the same period in the prior year. Over the same period, product revenues increased by approximately 10% to $19.2 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems in Japan, and to a 11% increase in the value of the Japanese yen, in which all our sales in Japan are denominated. Services revenues decreased approximately 14% to $9.6 million primarily due to a decrease in the number of test systems under maintenance.
     Our revenues by geographic sales territory varied as follows in the nine months ended June 30, 2008 in comparison with the same period in the prior year:
•	revenues in the Americas decreased by 22% to $6.4 million;

•	revenues in Europe, the Middle East and Africa decreased by 16% to $7.8 million;

•	revenues in Japan increased by 47% to $10.1 million; and

•	revenues in Asia Pacific outside Japan increased by 2% to $4.5 million.
     Information on revenues from major customers is provided in Note 10 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues decreased by 9% to $3.5 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year. Gross margin on product revenues increased by four percentage points to 82% due to decreased hardware component and manufacturing overhead costs as a percentage of revenue.
     Cost of services revenues decreased by approximately 14% to $2.0 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year, due primarily to a decrease of 11%, or two employees, in the number of employees engaged in customer support. Gross margin on services revenues remained unchanged at 79%.
     Research and Development
     Research and development expenses decreased by approximately 7% to $9.1 million for the nine months ended June 30, 2008 in comparison with the same period in the prior year due to a decrease of 10%, or eight employees, in the average number of employees engaged in research and development and to the capitalization of $1.7 million in software production expenses. These decreases were partially offset by exchange rate driven increases and by an increase of $0.4 million in contractor expenses.
     Sales and Marketing
     Sales and marketing expenses increased by approximately 2% to $12.6 million for the nine months ended June 30, 2008 in comparison with the same period in the prior year due primarily to a $0.6 million increase in salary costs. This increase was partially offset by decreases of $0.2 million in each of variable compensation and demonstration equipment expenses.
     General and Administrative
     General and administrative expenses decreased approximately 10% to $6.1 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year, primarily due to decreases of $0.3 million in accounting expenses and $0.1 million in insurance expenses.
     Restructuring Charge
     A restructuring charge of $2.2 million was recorded in the nine months ended June 30, 2008 in connection with a reduction in force of 25 employees and the closure of our Australian office in March 2008. No restructuring charge was recorded in the same period in the prior year.
     Interest income
     Interest income decreased by 31% to $1.7 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Other income, net
     Other income, net decreased by 88% to $0.2 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year due to the $1.8 million in private company stock received in settlement of a lawsuit in the prior year.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision increased approximately 55% to $0.7 million in the nine months ended June 30, 2008 in comparison with the same period in the prior year.
Liquidity and Capital Resources
     Operating activities used $0.5 million in cash in the nine months ended June 30, 2008 and provided $0.6 million in cash in the same period in the prior year. Over the same period, the net loss component of cash flows from operating activities increased to $5.5 million from $2.7 million, and the contribution from adjustments for non-cash charges such as depreciation, amortization and stock-based compensation expense decreased to $2.9 million from $3.3 million. Changes in non-cash assets and liabilities provided net cash of $2.2 million in the nine months ended June 30, 2008 and used $27,000 in the same period in the prior year.

     Investing activities have consisted of three components: net purchases of property and equipment decreased to $0.3 million in the nine months ended June 30, 2008 in comparison with $0.4 million the same period in the prior year, purchases and sales of short-term investments provided net cash of $32.0 million in the nine months ended June 30, 2008 in comparison with $8.7 million in the same period in the prior year, and capitalization of software development expenses used $1.7 million in comparison with zero in the previous year.
     Financing activities in the form of the repurchase of common shares net of proceeds of issuance used cash of $5.4 million in the nine months ended June 30, 2008 in comparison with $7.5 million in the same period in the prior year.
      As of June 30, 2008, we had working capital of $47.2 million and cash, cash equivalents and short-term investments of $48.5 million.
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
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
     On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $19.6 million as of June 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court. No hearing has been scheduled.
Item 1A. Risk Factors
     We are adding the following risk factors to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for fiscal 2007:

Risks Related to Our Business
Our investment in auction rate securities exposes us to risks that may affect the liquidity of these investments and result in losses.
     On February 11, 2008, when the market for auction rate securities began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $6.1 million. These sales and redemptions have all occurred at par without a loss. The remaining auction rate securities that we hold represent student loan, closed-end mutual fund preferreds and municipal issues, all highly rated. We anticipate that liquidation of these remaining securities may be protracted and accordingly we have reclassified them as long-term assets. Given our experience to date and the information available at this time, we currently believe that there has been no other than temporary impairment in the value of these assets and that their carrying value approximates their fair value. If market conditions deteriorate, we may not be able to realize the value of these securities for an extended period of time, and it may be necessary to record an impairment charge in a future period.
We are a defendant in a lawsuit with a distributor in Belgium, and an adverse result in this matter could require us to pay significant damages.
     On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $19.6 million as of June 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. The Company is advised by its Belgian counsel that if the judgment of the Court of Appeal is annulled, the case would have to be re-tried. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company has defended the action vigorously to date and will continue to do so. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended June 30, 2008:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs
April 1, 2008 - April 30, 2008	75,364	$6.90	75,364	1,478,148
May 1, 2008 - May 31, 2008	161,980	$7.38	161,980	1,316,168
June 1, 2008 - June 30, 2008	141,670	$7.38	141,670	1,174,498

Total for the Quarter	379,014	$7.28	379,014	1,174,498

(1)	Average price paid per share includes brokerage commission
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, November 2007 and April 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares and 420,820 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the third quarter of fiscal 2008, the Company repurchased and restored to the status of authorized but unissued 379,014 shares at a cost of approximately $2.8 million. As of June 30, 2008, 1,174,498 shares remained available for repurchase under the authorization.
Item 6. Exhibits

10.1	Change of Control Severance Agreement between the Company and Richard A. Karp, Chairman and Chief Executive Officer, dated June 13, 2008 (identical agreements were entered into on June 13, 2008 between the Company and its other executive officers, David Mayfield, Christopher Stephenson, Terry Eastham, Barbara J. Fairhurst, Kathy Omaye-Sosnow, Adam Fowler and Kalyan Sundhar).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION
Date: August 6, 2008	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Number	Description
10.1	Change of Control Severance Agreement between the Company and Richard A. Karp, Chairman and Chief Executive Officer, dated June 13, 2008 (identical agreements were entered into on June 13, 2008 between the Company and its other executive officers, David Mayfield, Christopher Stephenson, Terry Eastham, Barbara J. Fairhurst, Kathy Omaye-Sosnow, Adam Fowler and Kalyan Sundhar).

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.