Form 10-K
period 2008-09-30
CATAPULT COMMUNICATIONS CORP
filed 2008-12-03
CIK 1063085

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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

Registrant’s telephone number, including area code:
(650) 960-1025

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing price of the registrant’s common stock on March 31, 2008 of $5.15 per share) was approximately $44,854,000. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 31, 2008, 11,756,624 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders scheduled to be held on February 4, 2009.

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

The Company

Catapult Communications Corporation (“we,” “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our DCT2000® (“DCT”) and MGTS® products are digital communications test systems designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware assist customers in the design, integration, installation and acceptance testing of a broad range of digital telecommunications equipment and services by performing a variety of test functions, including:

•	design and feature verification;

•	conformance testing;

•	interoperability testing; and

•	load and stress testing.

We market our products through our direct sales force with offices in the United States, Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan, China and India. In other markets, we use distributors or sales agents. Our end customers include industry leaders such as Alcatel-Lucent S.A., AT&T Mobility LLC, France Telecom, Fujitsu Limited, LM Ericsson, Motorola, Inc., NEC Corporation, Nippon Telephone and Telegraph, Nokia Siemens Networks B.V., Nortel Networks Limited, NTT DoCoMo, Inc. and Vodafone Group Plc.

Catapult was incorporated in California in October 1985 and reincorporated in Nevada in 1998. We completed our initial public offering in 1999 and acquired the Network Diagnostics Business (“NDB”) from Tekelec in 2002. We have operations in the United States, Canada, Ireland, the United Kingdom, Germany, France, Finland, Sweden, Japan, China, the Philippines and India.

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

Our extensive technical know-how and proprietary software development tools enable us to implement test support for new protocols and protocol variants rapidly in response to customer needs. With their extensive libraries of software protocol test modules, large selection of proprietary hardware physical interfaces and versatile range of hardware platforms, our products are readily configured to support a wide variety of digital testing functions, thereby reducing a customer’s need for multiple test systems. In addition, the systems’ multi-protocol, multi-user capabilities allow multiple complex testing operations to be performed simultaneously, helping our customers to accelerate their product development cycles.

Our test system products consist of advanced proprietary software together with either off-the-shelf or our proprietary hardware interface and co-processor cards. When acquiring a system, customers typically license one or more software modules and purchase hardware and ongoing software support. Customers may upgrade their systems by purchasing additional software protocol test modules and additional hardware interfaces to meet their future testing needs. Prices for our systems vary widely depending upon the overall system configuration parameters, including the number and type of software protocol modules and the number of physical interfaces required by the customer. A system sale typically ranges in price from approximately $50,000 to over $250,000.

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

DCT and MGTS Software

Our products employ proprietary test software, specialized programming languages and tools, graphical user interfaces and extensive libraries of proprietary test modules for a large number of protocols and variants. This enables the systems to be configured for many different applications. Test modules are developed in accordance with telecom industry standard specifications and, in some instances, manufacturer proprietary specifications. The test modules may include protocol encoders and decoders, state machines, validation tests and conformance test suites. The current generation of software runs under the Linuxtm operating system; previous generations ran under Sun Microsystems Solaristm UNIXtm.

Our systems include a number of productivity tools. Using the DCT, customers may choose to program their tests by using our graphical user interface, CATTgen, or by writing their own code using our fully featured, optimized Digital Communication Programming Language. DCT customers can also choose to integrate their own libraries of test subroutines written in industry standard programming languages such as C or C++. Using the MGTS system, customers may implement their tests using our Protocol Adaptable State Machine, which allows the user to construct custom tests in a graphical environment. Our products also provide “Quick Start” applications to aid in training new users and provide a starting point for developing new test applications.

Hardware Products

Our products employ modular hardware architectures and common hardware platforms that support a wide variety of physical interfaces connecting the systems to devices under test. Our common hardware platforms support both the DCT and MGTS systems and allow these products to address a broad range of telecom test technologies and applications. These platforms provide desktop and rack-mount form factors that offer price and performance scalability. The platforms support our PowerPCI® cards with integrated network interfaces or CompactPCI (“cPCI”) cards with integrated or separate network interfaces. The desktop platform supports up to 4 PowerPCI cards; the medium-capacity rack-mount platform supports up to 9 PowerPCI cards; and the high-capacity rack-mount mesh backplane m500 platform supports up to 18 more powerful Catapult cPCI cards.

Customers

Catapult’s worldwide customer base includes both telecommunications equipment manufacturers and network operators.

Revenues from our top five customers represented approximately 54% and 51% of total revenues in fiscal 2008 and 2007, respectively. In fiscal 2008, sales to Alcatel-Lucent, NTT DoCoMo and Ericsson accounted for approximately 16%, 12% and 11% of total revenues, respectively. In fiscal 2007, sales to Alcatel-Lucent, Ericsson and Nokia Siemens Networks accounted for approximately 14%, 12% and 11% of total revenues, respectively.

We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period.

Sales and Marketing

We market our products and services primarily through our direct sales force, most of whom have technical degrees. As of September 30, 2008, our direct sales force consisted of 21 employees. This direct sales force is supported by applications engineering, administrative and marketing personnel. Our sales and marketing staff is located in North America, Europe and Asia. In addition, we sell our products through distributors or sales agents in Europe, the Middle East, Africa, Australia, New Zealand, China and Korea. In the year ended September 30, 2008, approximately 8% of our sales involved distributors or sales agents.

Our sales strategy is to focus on the functional groups related to the customer’s product development and testing cycle, including research and development, network integration and interoperability testing. Sales to a new customer have often led to additional sales at other facilities of that customer, because often a customer performs development at multiple sites. We intend to continue to leverage our existing customer base not only for follow-on and upgrade sales but also to gain access to new customers. For example, an initial sale of a product can facilitate a subsequent sale of that product to other equipment manufacturers and network operators.

To support the sales of our products and service, we conduct a number of marketing initiatives, including direct mail; on-site customer seminars; participation in industry trade shows, technology conferences and forums; and dissemination of information concerning products through our website.

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

International Sales

Sales to customers outside the United States constituted approximately 80% and 78% of our total revenues in fiscal 2008 and 2007, respectively. We expect that international sales will continue to account for a significant portion of our revenues in future periods. We sell our products worldwide through our direct sales force and distribution and sales agency channels. Our direct sales staff outside the United States is located in offices in Canada, the United Kingdom, Germany, France, Finland, Sweden, Japan, China and India, and we may open or close offices internationally from time to time.

Information with respect to our revenues and identifiable long-lived assets by principal geographic area of operations is set forth in Note 12 of the Notes to Consolidated Financial Statements of this report.

Product Support

Due to the complexity of our customers’ testing needs, we offer our customers support and training using our technical personnel. As of September 30, 2008, we had 44 applications engineers worldwide who provide sales support, technical assistance and development support to our customers. We provide training, generally at the customer’s site, and ongoing technical assistance from all of our offices. Support is generally offered during normal business hours applicable to each office. We also offer product warranties for various lengths of time ranging from 3 to 12 months, depending on the product and the country of purchase or operation.

We provide periodic software releases that contain new features, new protocol variants and other improvements. Each new software release is carefully designed not only to enhance performance and flexibility, but also to maximize compatibility with our earlier software releases, enabling our products to continue to be used as customer needs and applications evolve.

Product Development

Our development efforts are directed at improving the capability, performance and ease of use of our test system products as well as developing new products. As of September 30, 2008, 79 engineers located in the United States, the United Kingdom and the Philippines were engaged in or provided support to research and development. The significant majority of our research and development is performed by our employees. We use contractors to provide short-term assistance with peak requirements or when specialized expertise is required. In order to meet current and projected customer requirements, we intend to continue to devote a large portion of our engineering resources to enhancing our suite of software protocol test modules; increasing the performance and capabilities of our hardware interfaces; and making our products easier to use by developing standardized test application scripts and refining our graphical user interface. We also intend to continue to develop and enhance our proprietary internal tools and techniques for supporting new protocols in the systems.

Our research and product development expenses were approximately $11.1 million and $13.3 million in fiscal 2008 and 2007, respectively. Our policy is to evaluate software development projects for technological feasibility to determine if they meet capitalization requirements. During fiscal 2008, $3.5 million in expenses related to one software development project were capitalized after that project met the applicable requirements for capitalization. All other software development costs have been expensed as research and development expenses as incurred.

Manufacturing

Our manufacturing operations consist of the procurement and inspection of components, final system assembly, quality control tests and packaging. Printed circuit boards, chassis and most of the other major components used in our products are sub-assembled to our specifications by independent contractors. The sub-assembled components are then delivered to our facilities for final system assembly, quality control, testing against product specifications, and product configuration, including installation of our software and proprietary hardware.

Competition

The market for telecommunications test and analysis products is characterized by intense competition. We believe that the principal competitive factors affecting our market include availability of a broad range of protocols and protocol variants, system performance, length of operating history, industry experience, product reliability, ease of use, quality of service and support, status as an independent vendor and price. In addition, we believe that potential customers consider other factors, such as whether the test system vendor sells competing telecommunications products. We believe that we compete favorably with respect to these factors.

We believe our principal competitors are Artiza Networks, JDS Uniphase Corporation, Agilent Technologies, Inc., Spirent plc, NetHawk Oyj and Tektronix, Inc. Many of our existing and potential competitors are large domestic and international companies that have substantially greater financial, manufacturing, technological, marketing, sales, and distribution resources, larger installed customer bases, greater name recognition and longer-standing customer relationships than we have. Accordingly, such competitors or potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sales of their products than we may be able to.

We also compete with the internal test system groups of some of our customers and potential customers. Many other existing and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally. These systems and services would be competitive with the test systems that we offer.

We expect competition may increase in the future from existing competitors and from other companies that may enter this market. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Intellectual Property

We rely on a combination of trademark, copyright, patent and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. We generally enter into nondisclosure and invention assignment agreements with our employees and consultants, and into nondisclosure agreements with our customers and suppliers. To date, we have sought limited patent protection for our proprietary technology. We believe that, historically, because of the rapid pace of technological change in the telecommunications test system market, patent protection has been a less significant factor than the knowledge, ability and experience of our employees, the nature and frequency of product enhancement and the quality of our support services. However, there can be no assurance that patent protection will not become a more significant factor in our industry in the future. Likewise, there can be no assurance that the measures we undertake will be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. There can be no assurance that the lack of federal registration of all of our trademarks and copyrights would not have a material adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce.

Employees

As of September 30, 2008, we employed 205 full-time employees, including 79 in research and development, 14 in application engineering customer support, 70 in sales and sales support, 10 in marketing, 21 in administration and 11 in manufacturing. Of these employees, 127 were employed in North America, where our head office and our principal research and development and manufacturing facilities are located, 30 in the United Kingdom and Europe, 15 in Japan, 10 in China, 21 in the Philippines and 2 in India. We are not subject to any collective bargaining agreement except in France, where 5 employees are covered by national collective agreements, and we have not experienced any work stoppages. We believe that our relations with our employees are good.

Our Executive Officers

The following table sets forth certain information, including ages as of November 30, 2008, with respect to our executive officers:

Name	Age	Positions

Richard A. Karp	64	Chief Executive Officer and Chairman of the Board
David Mayfield	59	President and Chief Operating Officer
Chris Stephenson	57	Vice President, Chief Financial Officer and Secretary
Adam Fowler	46	Vice President, Marketing
Barbara J. Fairhurst	60	Vice President, Operations
Terry Eastham	61	Vice President, Sales and Support
Kathy T. Omaye-Sosnow	52	Vice President, Human Resources
Kalyan Sundhar	39	Vice President, Engineering

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

Mr. Adam Fowler joined Catapult in August 2002 in connection with our acquisition of NDB and was promoted to the position of Vice President of Advanced Development in January 2003. In December 2005, he assumed the position of Vice President, Product Management and in April 2008, the position of Vice President, Marketing. From 1998 to 2002, Mr. Fowler held progressively more senior development management positions with Tekelec, lastly that of Assistant Vice President of Engineering with responsibility for the MGTS product line. Prior to 1998, he was employed by Nortel, Inc. for 14 years, where his last position was Senior Manager, Product Development and Verification. Mr. Fowler holds a B.S.E in Electrical Engineering from Duke University.

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

Mr. Terry Eastham joined Catapult in 1999 as our first Vice President of Marketing and assumed the position of Vice President, Sales and Support in April 2008. Prior to joining Catapult, he served as Chief Operating Officer for Sherwood Networks, a manufacturer of network computers and display terminals. Previously, he spent six years at Wyse Technology, a manufacturer of display terminals, as Vice President of Product Marketing and 17 years at Hewlett-Packard Company where he held a variety of marketing and sales development positions. Mr. Eastham holds both a M.B.A. degree and a M.S. in Physics degree from Washington University and a B.S. degree in Physics from Oklahoma State University.

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

GLOSSARY

3G	Third generation digital cellular telecommunication.

cdma2000	A third generation digital high-speed wireless technology for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to CDMA.

Code Division Multiple Access (CDMA)	A digital wireless technology that uses a modulation technique in which many channels are independently coded for transmission over a single wideband channel.

General Packet Radio Service (GPRS)	A packet-based digital intermediate speed wireless technology based on GSM.

Global System for Mobile Communications (GSM)	A digital wireless technology that is widely deployed in Europe and, increasingly, in other parts of the world.

IP Multimedia Subsystem (IMS)	An internationally recognized standard defining a generic architecture for offering Voice over IP and multimedia services to multiple access technologies.

Long-Term Evolution (LTE)	A project to improve the UMTS mobile phone standard to cope with future requirements.

Protocol	A specific set of rules, procedures or conventions governing the format, means and timing of transmissions between two devices.

Signaling System 7 (SS7)	A message-based protocol for exchanging signaling and control information between telephony network entities.

Time Division-Synchronous Code Multiple Access (TD-SCDMA)	A 3G mobile telecommunications standard, being pursued in the People’s Republic of China.

Variant	A specific implementation of a protocol, typically unique to a company, region or manufacturer.

Universal Mobile Telecommunications System (UMTS)	A third generation digital high speed wireless technology, also known as WCDMA, for packet-based transmission of text, digitized voice, video, and multimedia that is the successor to GSM and GPRS.

WiMAX	A standards-based technology enabling the delivery of last-mile wireless broadband access as an alternative to cable and DSL.

Item 1A.	Risk Factors

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

We have experienced, and anticipate that we will continue to experience, significant fluctuations in quarterly revenues and operating results. Our revenues and operating results are relatively difficult to forecast for a number of reasons, including:

•	the variable size and timing of individual purchases by our customers, including delays in customer purchasing decisions or orders due to customer consolidation;

•	the absence of long-term customer purchase contracts;

•	seasonal factors that may affect capital spending by customers, such as the varying fiscal year ends of customers and the reduction in business during the summer months, particularly in Europe;

•	the relatively long sales cycles for our products;

•	competitive conditions in our markets;

•	exchange rate fluctuations;

•	the timing of the introduction and market acceptance of new products or product enhancements by us and by our customers, competitors and suppliers;

•	costs associated with developing and introducing new products;

•	product life cycles;

•	changes in the level of operating expenses relative to revenues;

•	product defects and other quality problems;

•	customer order deferrals in anticipation of new products;

•	supply interruptions;

•	changes in global or regional economic conditions or in the telecommunications industry;

•	asset impairment, valuation allowance and restructuring charges;

•	changes in our tax rate;

•	changes in the mix of products sold;

•	changes in the regulatory and accounting environment; and

•	adverse results from litigation.

Our revenues in any period generally have been, and may continue to be, derived from relatively small numbers of sales and service transactions with relatively high average revenues per order. Therefore, the loss of any orders or delays in closing such transactions could have a more significant impact on our quarterly revenues and results of operations than on those of companies with relatively high volumes of sales or low revenues per order. Our products usually are shipped within 15 to 45 days after orders are received. As a result, we generally do not have a significant backlog of product orders, and the majority of revenues in any quarter is dependent on orders booked and delivered in that quarter.

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

The market for telecommunications test systems and services is subject to rapid technological change, evolving industry standards, rapid changes in customer requirements and frequent product introductions and enhancements. Any failure on our part to respond to any of these factors, including a failure to identify and engage appropriate contract development resources where required and to develop and introduce new products and services in a timely manner could result in a reduction in customer orders and thereby adversely affect our revenues, cash flows and results of operations.

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

Our success will depend on continued growth in the market for telecommunications test systems and services and the continued commercial acceptance of our products as a solution to address the testing requirements of telecommunications equipment manufacturers and network operators. While most of our present and potential customers have the technical capability and financial resources to produce their own test systems and perform test services internally, to date, many have chosen to outsource a substantial proportion of their test system and service requirements. In fiscal 2008 and 2007, our revenues in Japan were negatively impacted by competition from test products developed by one of our Japanese OEM customers, both for their own internal use and for sale to our major Japanese telecom operator customers. We expect that this competitive factor may continue to impact our Japanese revenues to some degree in fiscal 2009. Our customers may not continue, and potential new customers may not choose, to outsource any of their test systems and service requirements. If the market for telecommunications test systems and services, or the demand for outsourcing, declines or fails to grow, or if our products and services are less widely adopted as a telecommunications test solution, our business, financial condition and operating results could be seriously harmed.

Historically, our revenues have been dependent upon a few significant customers, the loss of one or more of which could significantly reduce our revenues.

Our customer base is highly concentrated, and a relatively small number of companies have accounted for substantially all of our revenues to date. In our fiscal year ended September 30, 2008, our top five customers represented approximately 54% of total revenues. We expect that we will continue to depend upon a relatively limited number of customers for substantially all of our revenues in future periods, although no customer is presently obligated either to purchase a specific amount of products or to provide us with binding forecasts of purchases for any period. If we were to lose a significant customer as a result of competition or further industry consolidation, or if a significant customer were to reduce, delay or cancel its orders, our operating results could be seriously harmed.

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

In fiscal 2008, we derived 80% of our revenues from customers outside of the United States, and we maintain operations in 11 other countries. International sales and operations are subject to inherent risks, including:

•	longer customer payment cycles;

•	greater difficulty in accounts receivable collection and longer collection times;

•	difficulties in staffing and managing foreign operations;

•	changes in regulatory requirements or in economic or trade policy;

•	costs related to localizing products for foreign countries;

•	potentially weaker protection for intellectual property in certain foreign countries;

•	the burden of complying with a wide variety of foreign laws and practices, tariffs and other trade barriers; and

•	potentially adverse tax consequences, including restrictions on repatriation of earnings.

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

Our success depends on continued technological change in the telecommunications industry and increased use of our test solutions, and lack of technological change in this industry could harm our business.

Our future success is dependent upon continued technological change in the telecommunications industry. The global telecommunications industry is evolving rapidly, and it is difficult to predict its potential growth rate or future trends in technology development. The deregulation, privatization and economic globalization of the worldwide telecommunications market that have resulted in increased competition and escalating demand for new technologies and services may not continue in a manner favorable to us or our business strategies. In addition, the growth in demand for Internet services and the resulting need for new high-speed or enhanced telecommunications equipment may not continue at its current rate or at all.

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

As part of our business strategy, we acquired NDB in 2002, and we may make further acquisitions of, or significant investments in, companies, products or technologies that we believe are complementary. Any such transactions would be accompanied by the risks commonly encountered in making acquisitions of companies, products and technologies. Such risks include, among others:

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

We have limited experience in assimilating acquired companies or product lines into our operations. In the fiscal year ended September 30, 2006, we recorded an impairment charge against long-lived assets acquired with NDB. We may not be successful in overcoming these risks or any other problems encountered in connection with any such future acquisitions. Furthermore, any future acquisitions could result in the issuance of dilutive equity securities, the incurrence of debt or contingent liabilities or amortization expenses related to goodwill and other intangible assets. Any of these could seriously harm our business, financial condition and operating results or decrease the value of our common stock.

The inability to successfully defend claims from taxing authorities could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those jurisdictions. Due to the complexity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from tax authorities related to these differences could have an adverse impact on our operating results and financial position.

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

Our success and ability to compete effectively are dependent in part upon our proprietary technology. We rely on a combination of trademark, copyright and trade secret laws, as well as nondisclosure agreements and other contractual restrictions, to establish and protect our proprietary rights. To date, we have sought limited patent protection for our proprietary technology. Patent protection may become more significant in our industry in the future. Likewise, the measures we undertake may not be adequate to protect our proprietary technology. To date, we have federally registered certain of our trademarks and copyrights. Our practice is to affix copyright notices on software, hardware and product literature in order to assert copyright protection for these works. The lack of federal registration of all of our trademarks and copyrights may have an adverse effect on our intellectual property rights in the future. Additionally, we may be subject to further risks as we enter into transactions in countries where intellectual property laws are unavailable, do not provide adequate protection or are difficult to enforce. Unauthorized parties may attempt to duplicate aspects of our products or to obtain and use information that we regard as proprietary. In March 2007, we reached a favorable settlement of a lawsuit that we had brought against a competitor for alleged misappropriation of confidential and trade secret information. Our steps to protect our proprietary technology may not be adequate to prevent misappropriation of such technology, and may not preclude competitors from independently developing products with functionality or features similar to our products. If we fail to protect our proprietary technology, our business, financial condition and results of operations could be harmed significantly.

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

On February 11, 2008, when the market for auction rate securities began to experience widespread auction failures, we held a total of $12 million in these securities in two of our externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $5.0 million. These sales and redemptions have all occurred at par without a loss. The remaining auction rate securities that we hold represent student loan and closed-end mutual fund preferred issues. All are highly rated and the majority are supported by federally insured student loan obligations. We anticipate that liquidation of these remaining securities may be protracted and accordingly we have reclassified them as long-term assets. Given our experience to date and the information available at this time, we currently believe that there has been no other-than-temporary impairment in the value of these assets and that their carrying value approximates their fair value. If market conditions deteriorate, we may not be able to realize the value of these securities for an extended period of time, and it may be necessary to record an impairment charge in a future period.

We are a defendant in a lawsuit with a distributor in Belgium, and an adverse result in this matter could require us to pay significant damages.

On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $17.5 million as of September 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. The Company is advised by its Belgian counsel that if the judgment of the Court of Appeal is annulled, the case would have to be re-tried. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company has defended the action vigorously to date and will continue to do so. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.

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

Sales of substantial numbers of shares of common stock by our major stockholders in the public market could harm the market price for our common stock. As of September 30, 2008, Richard A. Karp, our Chief Executive Office and Chairman of our Board, owned or controlled approximately 24% of our common stock outstanding and

Nancy H. Karp, one of our directors, owned or controlled approximately 11% of our common stock outstanding. These shares are eligible for resale into the public market within the restrictions imposed by Rule 144 under the Securities Act of 1933. Sales of a significant amount of these shares could adversely affect the market price for our common stock.

Our principal stockholders could prevent or delay a change in control.

As of September 30, 2008, Richard A. Karp, our Chief Executive Office and Chairman of our Board, owned or controlled approximately 24% of our common stock outstanding and Nancy H. Karp, one of our directors, owned or controlled approximately 11% of our common stock outstanding. Due to repurchases of common stock by the Company, the percentage of shares held by these individuals has increased, and may continue to increase. Such a concentration of ownership and voting power may have the effect of delaying or preventing a change in the control of our company.

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

None.

Item 2.	Properties

Our executive offices, product development and primary support and production operations are located in Mountain View, California, where we occupy approximately 39,000 square feet pursuant to leases that expire in 2010. The annual rent for the property is approximately $453,000. In addition we lease approximately 31,000 square feet in Morrisville, North Carolina for product development and support operations, expiring in 2013 with an approximate rent amount of $311,000. We believe that these facilities will be adequate for our planned purposes.*

We also lease a total of approximately 29,000 square feet of professional services office space in the following locations: Schaumburg, Illinois; Dallas, Texas; Ottawa, Canada; Chippenham, England; Gilching, Germany; Aachen, Germany; Antony Cedex, France; Helsinki, Finland; Sollentuna, Sweden; Tokyo, Japan; Yokosuka Research Park, Japan; Shanghai, China; Beijing, China; Manila, Philippines; and Bangalore, India.

Item 3.	Legal Proceedings

On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $17.5 million as of September 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeals to the Belgian Supreme Court. No hearing has been scheduled.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We had approximately 44 stockholders of record as of November 17, 2008. Our common stock is quoted on the NASDAQ Global Select Market under the symbol “CATT.” The following table sets forth the range of high and low closing sales prices for each fiscal period indicated:

	2008		2007
	High	Low	High	Low

First fiscal quarter	$7.90	$5.98	$9.31	$8.20
Second fiscal quarter	$7.46	$5.00	$10.20	$8.63
Third fiscal quarter	$7.86	$5.47	$10.74	$9.03
Fourth fiscal quarter	$7.95	$4.81	$10.14	$6.44

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Stock Repurchase Program

The following table sets forth information regarding repurchases of our common stock during the quarter ended September 30, 2008:

Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	under the Plans
	Purchased	per Share(1)	Plans or Programs	Or Programs

July 1, 2008 — July 31, 2008	916,081	$7.32	916,081	258,417
August 1, 2008 — August 31, 2008	—	—	—	—
September 1, 2008 — September 30, 2008	—	—	—	—

	916,081	$7.32	916,081	258,417

(1)	Average price paid per share includes brokerage commission

All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, November 2007 and April 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares and 420,820 shares, respectively, to the program. During the fourth quarter of fiscal 2008, the Company repurchased 916,081 shares at a cost of approximately $6.7 million. As of September 30, 2008, approximately 258,417 shares remained available for repurchase under the authorization. In October 2008, our Board of Directors authorized an increase of 1,241,583 shares to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time.

Item 6.	Selected Financial Data

Disclosure not required as a result of our Company’s status as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Conditions and Trends in Our Industry

In our fiscal year ended September 30, 2008, we experienced lower revenues due to the effects of consolidation among major customers outside Japan, such as Alcatel-Lucent (which also acquired the 3G wireless business from Nortel) and Nokia Siemens Networks, and to continued competition from our customers’ own test equipment offerings in the Japanese market. These factors resulted in reduced purchasing of our products and services by our customers throughout the world. We expect these factors to continue to impact our revenues to some extent in fiscal 2009.

Summary of Our Financial Performance in Fiscal 2008 compared to Fiscal 2007

Our operating financial performance in the fiscal year ended September 30, 2008 deteriorated marginally in comparison with our performance in the prior year: our revenues decreased by 4% to $37.9 million, but our operating loss decreased by 10% to $7.4 million due to improved gross profit margins and lower operating expenses.

The revenue decrease related to the two geographic sales regions that have been most affected by customer consolidation: revenues in the Americas fell by 28% to $8.8 million and revenues in Europe, the Middle East and Africa fell by 15% to $10.3 million. However, revenues in Japan increased by 34% to $12.1 million due to stronger demand, a reduced impact of competition from internal customer test groups and an increase of 10% in the average value of the Japanese yen, and revenues in Asia Pacific increased by 12% to $6.7 million due to stronger demand in India, New Zealand and China.

We saw an increase of three percentage points in our gross profit margin to the 81% level due primarily to decreased hardware component and manufacturing overhead costs as a percentage of product revenues and to lower cost of services.

Operating expenses decreased by $0.9 million, primarily due to the following expense reductions:

•	$2.3 million in research and development salaries and benefits due to the closure of our Australian research and development office and to the capitalization of expenses related to one software development project;

•	$0.5 million in accounting expenses;

•	$0.6 million in non-cash stock option expenses; and

•	$0.4 million in expenses associated with new product introductions.

These reductions were partly offset by $2.2 million in restructuring charges and by increases of $0.4 million in contractor expenses, $0.3 million in sales and marketing salaries and benefits and $0.2 million in legal costs.

Our pre-tax loss in fiscal 2008 was increased by two additional factors:

•	a decrease of $1.3 million in interest income from the fiscal 2007 level; and

•	a decrease of $1.4 million in other income.

Our results of operations are discussed in more detail in the section below entitled “Fiscal Years Ended September 30, 2008 and 2007”.

During fiscal 2008, our cash, cash equivalents and short-term investment balances decreased by $20.9 million. We used $12.2 million for the repurchase of common shares, invested $3.5 million in capitalized software development costs and reclassified $5.0 million in illiquid auction rate securities as long-term investments. Our sources and uses of cash are discussed in more detail in the section below entitled “Liquidity and Capital Resources.”

Critical Accounting Policies and Estimates

We have identified the accounting policies below and the methods, estimates and judgments that we use in applying these policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed below and throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected future financial results. We also have other key accounting policies that we believe either do not generally require us to make estimates and judgments that are as difficult or as subjective, or are likely to have a material impact on our reported results of operations. For a discussion on the application of these other accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

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

Deferred tax assets and liabilities included on our consolidated balance sheet arise from temporary differences resulting from differing treatment of items such as deferred revenue for tax and accounting purposes. We assess the likelihood that the value of our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we establish a valuation allowance. If we establish or increase a valuation allowance in a period, the change is included as an expense within the tax provision in our consolidated statement of operations. Based on our estimates concerning future pre-tax U.S. profitability, we have recorded a full valuation allowance against all of our U.S. deferred tax assets. If actual future profitability exceeds our estimates or if we adjust these estimates in future periods, we may need to reduce our valuation allowances, which could materially improve our financial position and results of operations. No reduction in the valuation allowance was made in fiscal 2008.

We operate in numerous tax jurisdictions and are subject to regular examinations by various U.S. federal, U.S. state, and foreign tax authorities. Our income tax filing positions in each of the jurisdictions in which we do business are supported by interpretations of the local income tax laws and rulings. Cross-jurisdictional transactions involving the transfer prices for products, services and intellectual property comprise our significant income tax exposures. Tax authorities are increasingly asserting interpretations of laws and facts to challenge cross-jurisdictional transactions. We regularly assess our position with regard to tax exposures, and we record liabilities for uncertain tax positions and related interest and penalties, if any, according to the principles of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, based on our estimate of the possibility that additional taxes will be due. Due to the uncertainty in estimating the final resolution of complex tax matters, actual amounts payable as finally determined by tax audits may differ from our estimates, and such differences could have a material effect on our financial position.

Additional information regarding income taxes is contained in Note 7 of the Notes to the Consolidated Financial Statements.

Allowance for Doubtful Accounts and Excess or Obsolete Inventory

When judging the adequacy of our allowance for doubtful accounts, we specifically analyze accounts receivable, historical bad debt experience, customer concentration, customer credit-worthiness, current economic trends and changes in customer payment terms. Bad debt expenses recognized in any period may differ materially if we make different judgments. Our accounts receivable balance as of September 30, 2008 was $6.5 million, net of an allowance for doubtful accounts of $16,000.

Inventory is stated at the lower of cost (computed using standard cost, which approximates actual cost on a first-in, first-out basis) or market value. We regularly review inventory quantities on hand and write down excess or obsolete inventories to their estimated net realizable value. We make significant estimates and assumptions based on our judgment of inventory age, shipment history and our forecast of future demand. A significant decrease in market demand for our product could result in an increase in our reserve for excess inventory quantities on hand. In addition, our industry is subject to technological change that could result in an increase in the amount of our reserve for obsolete inventory quantities on hand. When we record provisions for excess and obsolete inventory, we create a new cost basis for the inventory. Recoveries of previously written down inventory are recognized only when the related inventory has been sold and revenue has been recognized. Our inventory balance as of September 30, 2008 was $2.3 million, net of excess or obsolete inventories of $1.7 million. The amount and timing of cost of goods sold recognized in any period may differ materially if we make different judgments.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis, or as other indicators exist for a potential impairment. We performed our most recent annual impairment test as of September 30, 2008 and determined that we have a single reporting unit. We did not record an impairment of goodwill during the fiscal years ended September 30, 2008 and 2007. In assessing potential impairment, we make significant estimates and assumptions regarding the discounted future cash flows of our reporting unit to determine its fair value. These estimates include, but are not limited to, projected future operating results, working capital ratios, cash flow, terminal values and growth rates, market discount rates and tax rates. If our estimates or the related assumptions change in the future, we may be required to record an impairment charge on goodwill to reduce its carrying amount to its estimated fair value. Goodwill was $49.4 million at September 30, 2008 and 2007.

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

Capitalized Software Development Costs

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

Upon general release of the product, capitalized costs are amortized on a straight-line basis over the greater of the estimated economic life of the product or based on the ratio of current gross revenues to total projected gross revenues for that product. In the twelve months ended September 30, 2008 and 2007, there was no amortization of capitalized costs. Unamortized software development costs were $3.5 million at September 30, 2008 and were included in other assets. There were no unamortized software development costs at September 30, 2007.

The determination of estimates relating to technological feasibility and economic life or projected gross revenues of a product requires the exercise of judgment. Changes in judgment as to when technological feasibility is reached and the determination of economic life or projected gross revenues could materially affect the amount of costs capitalized and amortized, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statements of operations to total revenues.

	Percentage of Total Revenues
	Year Ended September 30,
	2008	2007

Revenues:
Products	66.5%	63.8%
Services	33.5	36.2

Total revenues	100.0	100.0

Cost of revenues:
Products	11.9	13.5
Services	6.6	7.9
Amortization of purchased technology	0.1	0.1

Total cost of revenues	18.6	21.5

Gross profit(1)	81.4	78.5

Operating expenses:
Research and development	29.3	33.9
Sales and marketing	43.1	42.5
General and administrative	22.8	23.1
Restructuring costs	5.8	—

Total operating expenses	101.0	99.5

Operating loss	(19.6)	(21.0)
Interest income	5.3	8.3
Other income, net	1.0	4.5

Loss before income taxes	(13.3)	(8.2)
Provision for income taxes	2.6	3.0

Net loss	(15.9)%	(11.2)%

Gross profit margin on products	82.1%	78.8%

Gross profit margin on services	80.3%	78.2%

(1)	Gross profit margin on products and services excludes amortization of purchased technology.

Fiscal Years Ended September 30, 2008 and 2007

Revenues

Our revenues for fiscal 2008 decreased by 4% from fiscal 2007 to $37.9 million. Over the same period, product revenues remained substantially unchanged at $25.1 million. Services revenues decreased approximately 11% to $12.7 million primarily due to a decrease in product support revenues.

Our revenues by sales territory, based on origin of order taken, varied as follows in fiscal 2008 in comparison with fiscal 2007:

•	revenues in the Americas decreased by 28% to $8.8 million;

•	revenues in Europe, the Middle East and Africa decreased by 15% to $10.3 million;

•	revenues in Japan increased by 34% to $12.1 million; and

•	revenues in Asia Pacific outside Japan increased by 12% to $6.7 million.

Information on revenues from major customers is provided in Note 1 of the Notes to Consolidated Financial Statements included with this Annual Report on Form 10-K.

Cost of Revenues

Cost of product revenues consists of the costs of purchased components, circuit board assembly by independent contractors, payroll, benefits and stock-based compensation for personnel in purchasing, product testing, shipping and inventory management, as well as supplies, media and freight. Cost of product revenues decreased by 15% to $4.5 million in fiscal 2008 in comparison with the prior year. Gross margin on product revenues increased to 82% from 79% in the prior year due primarily to decreased hardware component and manufacturing overhead costs as a percentage of product revenues.

Cost of services revenues consists primarily of the costs of payroll, benefits and stock-based compensation for customer support and training personnel, as well as the costs of travel, materials and equipment. Cost of services revenues decreased by approximately 19% to $2.5 million in fiscal 2008 in comparison with the prior year, due primarily to a decrease of 13%, or 2 employees, in the average number of employees engaged in customer support. Gross margin on services revenues increased to 80% from 78% as the cost of services revenues decreased more than the services revenues themselves.

Gross margins did not vary significantly by geographic region.

Research and Development

Research and development expenses consist primarily of salaries, benefits and stock-based compensation for engineers, as well as materials, equipment and contractor services. To date, $3.5 million in expenses related to one software development project have been capitalized since that project met the applicable requirements for capitalization in early April 2008. All other software development costs have been expensed as research and development expenses as incurred.

Research and development expenses decreased by approximately 17% to $11.1 million in fiscal 2008 in comparison with the prior year due primarily to a $2.3 million decrease in research and development salaries and benefits due to the closure of our Australian research and development office and to the capitalization of expenses related to one software development project. As a percentage of total revenues, research and development expenses decreased to 29% in fiscal 2008 from 34% in the prior year. We expect the absolute annual level of research and development expenses to increase significantly in fiscal 2009 as we cease to capitalize software development expenses and begin to amortize cumulative capitalized expenses with the release of the resultant product.*

Sales and Marketing

Sales and marketing expenses consist primarily of salaries, benefits, commissions, bonuses and stock-based compensation, as well as occupancy costs, travel and promotional expenses.

Sales and marketing expenses decreased approximately 2% to $16.4 million in fiscal 2008 in comparison with the prior year, due primarily to decreases in product demonstration and travel costs. As a percentage of total revenues, sales and marketing expenses increased to 43% from 42% in the prior year. We expect the absolute annual level of sales and marketing expenses to remain relatively unchanged in fiscal 2009.*

General and Administrative

General and administrative expenses consist primarily of salaries, benefits, bonuses and stock-based compensation, as well as third party costs associated with our general corporate and risk management, public reporting, employee recruitment and retention, regulatory compliance, investor relations, finance, accounting and internal control functions, as well as amortization and impairment of certain acquired intangible assets.

General and administrative expenses decreased approximately 5% to $8.7 million in fiscal 2008 in comparison with the prior year, due primarily to a reduction of $0.5 million in accounting expenses. As a percentage of total revenues, general and administrative expenses remained substantially unchanged at 23%. We expect the absolute annual level of general and administrative expenses to remain relatively unchanged in fiscal 2009.*

Restructuring Costs

A $2.2 million restructuring charge was recorded in fiscal 2008 related to a reduction in force of 25 employees and the closure of our Australian office. No restructuring charge was recorded in fiscal 2007.

Interest Income

Interest income decreased to $2.0 million in fiscal 2008 from $3.3 million in fiscal 2007 due to decreases in both short-term interest rates and in the total of funds invested. Realized gains and losses on sale of securities are included in interest income.

Other Income

We recorded $0.4 million in other income in fiscal 2008 resulting from foreign exchange and other gains and $1.8 million in fiscal 2007 on the receipt of shares valued at that amount on the settlement of a lawsuit.

Income Taxes

In fiscal 2008, we recorded a tax provision of $1.0 million in comparison with a provision of $1.2 million in the prior year. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we did not accrue a benefit on U.S. pre-tax losses in fiscal 2008 or 2007. As a result, our tax provision in both years consisted of three main components: an accrual for the increase in deferred tax liability related to goodwill amortization for tax purposes, actual tax payable by international subsidiaries and an increase in our accrual for uncertain overseas tax positions.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations.

Liquidity and Capital Resources

Operating activities used $97,000 in cash in the year ended September 30, 2008 and provided $1.4 million in cash in the prior year. Over this period, the net loss component of cash flows from operating activities increased to $6.0 million from $4.4 million, and the contribution from adjustments for non-cash charges such as depreciation, amortization and stock-based compensation expense decreased to $3.9 million from $4.6 million. Changes in non-cash assets and liabilities provided net cash of $2.1 million in the year ended September 30, 2008 in comparison with $1.2 million in the prior year.

Our primary source of operating cash flow is the collection of accounts receivable from our customers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). We calculate our days outstanding by dividing our accounts receivable balance net of allowances at the end of a period by the revenues for that period and multiplying the result by the number of days in the period. Our days outstanding improved to 63 days for the year ended September 30, 2008 from 65 days for the prior year. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms extended to our customers and the effectiveness of our collection efforts.

Investing activities have consisted of three components: net purchases of property and equipment decreased to $0.2 million in the year ended September 30, 2008 in comparison with $0.5 million the same period in the prior year, purchases and sales of short-term investments provided net cash of $26.4 million in the year ended September 30, 2008 in comparison with $8.8 million in the prior year, and capitalization of software development expenses used $3.5 million in comparison with zero in the prior year.

Financing activities in the form of the repurchase of common shares net of proceeds of issuance used cash of $12.0 million in the year ended September 30, 2008 in comparison with $9.1 million in the prior year.

As of September 30, 2008, we had working capital of $40.1 million, cash and cash equivalents of $33.8 million and short-term investments of $7.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks

Disclosure not required as a result of our Company’s status as a smaller reporting company.

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

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As a result of its assessment of internal control over financial reporting, management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our independent registered public accounting firm, Stonefield Josephson, Inc., has issued an audit report on our assessment of the Company’s internal control of financial reporting. This report is included herein.

(c) Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Catapult Communications Corporation:

We have audited Catapult Communication Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Catapult’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Catapult Communications Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Catapult Communications Corporation and subsidiaries as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flow for period ended September 30, 2008, and our report dated December 2, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  STONEFIELD JOSEPHSON, INC.

San Francisco, California
December 2, 2008

Item 9B.  Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive proxy statement within one hundred twenty (120) days after the end of our fiscal year pursuant to Regulation 14A (the “2009 Proxy Statement”) for our Annual Meeting of Stockholders currently scheduled for February 4, 2009, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding (i) the Company’s directors, (ii) compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, as well as (iii) any material changes to procedures by which security holders may recommend nominees to the Company’s board of directors, standing audit committee and audit committee financial expert are incorporated herein by reference to the sections entitled “Proposal One — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance,” respectively, in our 2009 Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders. The information required by this item concerning executive officers is incorporated herein by reference to the section of Part I of this Annual Report on Form 10-K entitled “Item 1 — Business — Our Executive Officers.”

Code of Business Conduct and Code of Ethics for Officers

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, a copy of which has been filed as Exhibit 14 to our Annual Report on Form 10-K dated December 5, 2003.

Item 11.	Executive Compensation

The information required under this item is included under the captions “Executive Compensation” and “Corporate Governance — Director Compensation” in our 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the information under the captions “Transactions with Related Persons” and “Corporate Governance — Director Independence” in our 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the information under the caption “Proposal Two — Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(2)  Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)  Exhibits:

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited the accompanying consolidated balance sheet of Catapult Communications Corporation and subsidiaries (collectively the “Company”) as of September 30, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008, and the results of its operations and its cash flow for the year ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective October 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2008 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  STONEFIELD JOSEPHSON, INC.

San Francisco, California
December 2, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catapult Communications Corporation:

We have audited the accompanying consolidated balance sheet of Catapult Communications Corporation and subsidiaries (collectively the “Company”) as of September 30, 2007, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations and its cash flows for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
December 13, 2007

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In thousands, except share and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$33,792	$23,351
Short-term investments	7,588	38,891
Accounts receivable, net of allowances of $16 and $61 as of September 30, 2008 and 2007, respectively	6,487	7,015
Inventories	2,313	2,485
Deferred tax assets	98	96
Prepaid expenses	2,333	1,767

Total current assets	52,611	73,605
Property and equipment, net	1,011	1,585
Goodwill	49,394	49,394
Other intangibles, net	70	143
Long-term investments (Note 14)	4,950	—
Other assets (Note 13, 15)	5,992	2,243

Total assets	$114,028	$126,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,984	$617
Accrued liabilities	4,040	4,956
Deferred revenue	6,446	6,206

Total current liabilities	12,470	11,779
Deferred revenue, long-term	173	406
Deferred taxes, long term	3,557	2,958
Tax liabilities, long-term	1,338	—
Other liabilities, long-term	162	51

Total liabilities	17,700	15,194

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 11,778,887 and 13,427,073 issued and outstanding as of September 30, 2008 and 2007, respectively	12	13
Additional paid-in capital	42,449	48,661
Accumulated other comprehensive income	951	1,026
Retained earnings	52,916	62,076

Total stockholders’ equity	96,328	111,776

Total liabilities and stockholders’ equity	$114,028	$126,970

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007
	(In thousands, except per share amounts)

Revenues:
Products	$25,196	$25,090
Services	12,715	14,251

Total revenues	37,911	39,341

Cost of revenues:
Products	4,500	5,311
Services	2,508	3,101
Amortization of purchased technology	49	49

Total cost of revenues	7,057	8,461

Gross profit	30,854	30,880

Operating expenses:
Research and development	11,092	13,349
Sales and marketing	16,353	16,701
General and administrative	8,654	9,102
Restructuring costs (Note 3)	2,197	—

Total operating expenses	38,296	39,152

Operating loss	(7,442)	(8,272)
Interest income	1,991	3,268
Other income, net (Note 4)	393	1,795

Loss before income taxes	(5,058)	(3,209)
Provision for income taxes	987	1,212

Net loss	$(6,045)	$(4,421)

Net loss per share — basic and diluted	$(0.47)	$(0.32)

Shares used in per share calculation:
Basic and diluted	12,837	13,849

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other		Total
	Common Stock		Additional Paid-in	Comprehensive	Retained	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Earnings	Equity	Income (Loss)
	(In thousands, except share data)

Balances at October 1, 2006	14,438,206	$14	$50,450	$687	$70,581	$121,732
Issuance of common stock from exercise of stock options	23,731	—	132	—	—	132
Repurchase and cancellation of common stock	(1,034,864)	(1)	(5,188)	—	(4,084)	(9,273)
Stock-based compensation	—	—	3,267	—	—	3,267
Currency translation adjustment	—	—	—	333	—	333	$333
Unrealized gains and (losses) on investments, net	—	—	—	6	—	6	6
Net loss	—	—	—	—	(4,421)	(4,421)	(4,421)

Balances at September 30, 2007	13,427,073	13	48,661	1,026	62,076	111,776	$(4,082)

Cumulative effect of adopting FIN 48	—	—	—	—	(17)	(17)
Issuance of common stock from exercise of stock options	41,976	—	243	—	—	243
Repurchase and cancellation of common stock	(1,690,162)	(1)	(9,144)	—	(3,098)	(12,243)
Stock-based compensation	—	—	2,689	—	—	2,689
Currency translation adjustment	—	—	—	(41)	—	(41)	$(41)
Unrealized gains and (losses) on investments, net	—	—	—	(34)	—	(34)	(34)
Net loss	—	—	—	—	(6,045)	(6,045)	(6,045)

Balances at September 30, 2008	11,778,887	$12	$42,449	$951	$52,916	$96,328	$(6,120)

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007
	(In thousands)

Cash flows from operating activities:
Net loss	$(6,045)	$(4,421)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	853	902
Amortization of purchased technology	49	49
Amortization of other acquisition related intangibles	24	24
Gain on disposal of fixed assets	(41)	(25)
Provision for (recovery of) doubtful accounts	(45)	46
Deferred income taxes	361	340
Stock-based compensation expense	2,689	3,267
Change in assets and liabilities:
Accounts receivable	523	2,613
Inventories	175	1,000
Prepaid expenses	(589)	(164)
Other assets	2	(1,800)
Accounts payable	1,368	(280)
Accrued liabilities	585	1,179
Deferred revenue	(6)	(1,347)

Net cash provided by (used in) operating activities	(97)	1,383

Cash flows from investing activities:
Sale and maturities of investments	58,154	79,297
Purchase of investments	(31,791)	(70,509)
Capitalized software development costs	(3,528)	—
Purchase of property and equipment	(286)	(550)
Proceeds from sale of property & equipment	41	66

Net cash provided by investing activities	22,590	8,304

Cash flows from financing activities:
Repurchase of common stock	(12,243)	(9,273)
Proceeds from exercise of stock options	243	132

Net cash used in financing activities	(12,000)	(9,141)

Effect of exchange rate changes on cash and cash equivalents	(52)	343

Net increase in cash and cash equivalents	10,441	889
Cash and cash equivalents, beginning of year	23,351	22,462

Cash and cash equivalents, end of year	$33,792	$23,351

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$(34)	$6

Cash paid for income taxes	$887	$497

Non-cash investing and financing activities:
Purchase of property and equipment on account	$—	$17

The accompanying notes are an integral part of these consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

We maintain our cash in bank deposit accounts at financial institutions in the United States, Japan, China, India, Europe, the United Kingdom, Ireland, the Philippines and Canada. Cash equivalents are investments with an original maturity of 90 days or less. This type of investment consists principally of U.S. treasury securities, commercial paper, pre-refunded securities and money market securities, the fair value of which approximates cost.

Short-Term Investments

Short-term investments are investments with an original maturity greater than 90 days. We account for our marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Our short-term investments, together with our cash equivalents, are placed in portfolios managed in accordance with the Company’s investment policy by four professional money management firms. At September 30, 2008 and 2007, the portfolios consisted primarily of commercial paper, investment quality corporate and municipal bonds, and U.S. government agency securities.

At September 30, 2008 and 2007, our short-term investments are classified as available for sale and are carried at their estimated fair value in the accompanying consolidated balance sheets. Unrealized gains and losses are included in stockholders’ equity as a component of accumulated other comprehensive income (loss). Realized gains and losses are reported in interest income or interest expense, respectively, in the accompanying consolidated statements of operations and are determined based upon the specific identification method.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Investments

In our investment portfolios, we hold auction rate securities (“ARS”), which are securities with long-term maturities for which the interest rates are reset through a dutch auction each month. These auctions historically provided a liquid market for these securities. The ARS held in our portfolio represent interests in student loan, closed-end mutual fund preferreds and municipal issues, all highly rated by one or more of the major credit rating agencies at the time of purchase.

On February 11, 2008 when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position on these securities has been reduced to $5.0 million as of September 30, 2008. These sales and redemptions have all occurred at par without a loss.

Based on current lack of liquidity for these investments, we anticipate that liquidation of these remaining securities may be protracted and accordingly we have classified the remaining $5.0 million in ARS as long-term investments as of September 30, 2008. We believe that there has been no impairment in the value of these securities and that their carrying value approximates fair value.

Revenue Recognition

Sales of our product arrangements normally include hardware and software. We also offer professional services (primarily training) and maintenance services separately from our product arrangements.

In connection with each transaction involving these arrangements:

•	We examine the customer agreement and/or purchase order to determine that persuasive evidence of an arrangement exists and there is no basis for considering that the transaction forms a single arrangement with one or more other transactions.

•	We assess that the fee is fixed or determinable by verifying that it is not subject to an agreement to provide additional products or services at a later date or to renegotiation or contingencies including refund, right of return or third-party financing of transactions, and that the payment terms do not extend significantly beyond our customary range.

•	We assess that collection is probable based on customer credit information and payment history.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

Certain of our foreign subsidiaries use their respective local currencies as their functional currencies. Upon consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Gains and losses from foreign currency translation are recorded in accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of operations and amounted to gains of $301,000 and losses of $91,000 in fiscal 2008 and 2007, respectively.

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

At September 30, 2008, we had no forward exchange contracts or options outstanding.

Fair Value of Financial Instruments

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their relatively short maturity.

Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short-term and long-term investments and accounts receivable. Substantially all of our cash, cash equivalents and short-term and long-term investments are managed or held by four professional money management firms and one bank. Our accounts receivable are derived from revenue earned from customers located in Japan, North America, the United Kingdom and Europe, China, India, Korea and elsewhere. We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts based upon the expected collection of the outstanding receivable balance.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of September 30, 2008 or September 30, 2007, or 10% or more of our revenues for the fiscal years ended September 30, 2008 or 2007, were as follows:

			Percentage of
			Revenues
	Percentage of		for the Fiscal
	Accounts Receivable		Year Ended
	as of September 30,		September 30,
	2008	2007	2008	2007

Customer A	—	—	12%	—
Customer B	—	22%	11%	12%
Customer C	—	—	—	11%
Customer D	21%	33%	16%	14%
Customer E	11%	—	—	—
Customer F	10%	—	—	—

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

Inventories

Inventories are stated at the lower of cost or market value. Inventory costs are computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory reserves for excess and obsolete inventories based on inventory age, shipment history and forecast of future demand. Our inventory balance as of September 30, 2008 was $2.3 million, net of excess and obsolete inventories of $1.7 million. As of September 30, 2007, our inventory balance was $2.5 million, net of excess and obsolete inventories of $2.5 million.

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

Upon general release of the product, capitalized costs are amortized on a straight-line basis over the greater of the estimated economic life of the product or based on the ratio of current gross revenues to total projected gross revenues for that product. In the twelve months ended September 30, 2008 and 2007, there was no amortization of capitalized costs.

Unamortized software development costs were $3.5 million at September 30, 2008 and were included in other assets. There were no unamortized software development costs at September 30, 2007.

Property and Equipment

Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives, generally four years or as appropriate, the lease term of the respective assets. When property

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Research and Development

Research, development and engineering costs not qualifying for capitalization are expensed as incurred.

Repairs and Maintenance

Repair and maintenance costs are expensed as incurred.

Warranty

We provide a limited warranty for our products for periods ranging from three to twelve months. We defer a portion of the revenue related to each product transaction and recognize the amount deferred ratably over the period during which warranty service is provided.

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

We performed our most recent annual impairment test on September 30, 2008, showing no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Other Intangible Assets

Other intangible assets are presented at cost, net of accumulated amortization and impairment charges. Amortization is calculated using the straight-line method over estimated useful lives of the assets, which are seven

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the 12 months ended September 30, 2008, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets during fiscal 2008.

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

Earnings per Share

We have presented net loss per share for all periods in accordance with SFAS No. 128, Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share does not include the conversion of common stock equivalents such as common stock options because to do so would

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decrease the net loss per share and would be anti-dilutive. The following is a reconciliation of the denominator used in calculating basic and diluted net loss per share:

	Year Ended September 30,
	2008	2007
	(In thousands, except per share amounts)

Net loss, as reported for basic and diluted earnings per share	$(6,045)	$(4,421)

Weighted average shares outstanding	12,837	13,849
Dilutive options	—	—

Weighted average shares assuming dilution	12,837	13,849

Net loss per share:
Basic and diluted	$(0.47)	$(0.32)

The following weighted average common share options have been excluded from the calculation of net loss per share for the periods presented because to include them would have had an anti-dilutive effect:

	Year Ended September 30,
	2008	2007
	(In thousands)

Common stock options	2,377	2,461

Comprehensive Loss

The components of comprehensive loss, net of tax, are as follows:

	Year Ended
	September 30,
	2008	2007
	(In thousands)

Net loss, as reported	$(6,045)	$(4,421)
Currency translation adjustment	(41)	333
Unrealized gains and (losses) on investments, net	(34)	6

Comprehensive loss	$(6,120)	$(4,082)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. It also establishes a fair value hierarchy that prioritizes information used in developing assumptions when pricing an asset or liability. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 (“FSP 157-1”), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We have not yet determined the impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements and related disclosures.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements and is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. We have not yet determined the impact, if any, that the adoption of SFAS 159 will have on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS No. 141(R) also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS 141(R) will have on our consolidated financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. This Statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest and to disclose those amounts on the face of the income statement. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS 160 will have on our consolidated financial statements and related disclosures.

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

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was effective on November 15, 2008 and upon adoption of SFAS 162 there was no material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, that the adoption of FSP 142-3 will have on our consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Goodwill and Intangible Assets

We performed our annual impairment test as of September 30, 2008 and determined that there was no impairment of goodwill. As such, there was no write-down of the goodwill balance.

Intangible assets subject to amortization consist of purchased technology, trade names and customer relationships that are being amortized over a period of seven years, non-compete agreements that are being amortized over a period of eight years, and a backlog that was amortized over a period of six months. In the years ended September 30, 2008 and 2007, there were no events or changes in circumstances to indicate impairment of intangible assets.

A summary of intangible assets is as follows:

	As of September 30, 2008			As of September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Purchased technology	$4,800	$(4,755)	$45	$4,800	$(4,706)	$94
Trade names	1,000	(991)	9	1,000	(980)	20
Customer relationships	1,000	(991)	9	1,000	(980)	20
Non-compete agreement	400	(393)	7	400	(391)	9
System backlog	400	(400)	—	400	(400)	—

Total	$7,600	$(7,530)	$70	$7,600	$(7,457)	$143

The estimated future amortization expense of purchased intangible assets as of September 30, 2008 was as follows:

Estimated
Amortization
Fiscal Year	Expense
(In thousands)

2009	$67
2010	3

Total	$70

Note 3 —	Restructuring Costs

A restructuring charge of $2,197,000 was recorded in the second quarter of fiscal 2008, of which payments were made for $263,000, $867,000 and 444,000 in the second, third and fourth fiscal quarters, respectively. The charges are shown separately as restructuring costs in the consolidated statement of operations for the fiscal period ended September 30, 2008. These costs related primarily to one-time employee termination benefits consisting of severance and related benefits for the workforce reduction through layoffs and early retirement of 25 employees worldwide and to the closure of our research and development facility in Australia. The global workforce reduction represented 11% of our workforce prior to the restructuring. No restructuring charge was recorded in fiscal 2007.

Note 4 —	Other Income, Net

Other income, net, represented primarily foreign exchange gain in the amount of approximately $301,000 in fiscal 2008 and a legal settlement in fiscal 2007 consisting of the receipt of shares valued at approximately $1,795,000 as described in more detail in Note 13.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Balance Sheet Components

Cash equivalents and short-term investments classified as available-for-sale securities are reported at fair value. At September 30, 2008 and 2007, the estimated fair value of cash equivalents and short-term investments approximated their cost.

In accordance with FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2008 and September 30, 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	2008		2007
	Less than 12 Months		Less than 12 Months
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)

Corporate debt securities	$9,658	$(45)	$6,073	$(1)
U.S. government and agencies securities	1,477	(3)	—	—

	$11,135	$(48)	$6,073	$(1)

We have determined that the gross unrealized gains and losses on our investments are temporary in nature and there are no individual securities that have been in a continuous loss position greater than 12 months. The unrealized losses on the Company’s investments in U.S. government and agencies securities and corporate debt securities were caused primarily by changes in interest rates, specifically, widening credit spreads. The Company’s investment policy requires investments to be rated A-1 or better with the objective of minimizing the potential risk of principal loss. Therefore, the Company considers the declines to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During 2008, the Company did not record any impairment charges on its outstanding securities. As of September 30, 2008, the Company does not consider any of its investments to be other-than-temporarily impaired.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	September 30,
	2008	2007
	(In thousands)

Cash and cash equivalents:
Cash	$6,953	$8,287
Corporate debt and money market securities	26,839	15,064

	$33,792	$23,351

Short-term investments:
Corporate debt securities	$4,122	$12,526
U.S. government and agencies securities	3,466	5,295
State and municipal securities	—	19,570
Foreign securities	—	1,500

	$7,588	$38,891

Inventories:
Raw materials	$1,548	$2,235
Work-in-process	243	23
Finished goods	522	227

	$2,313	$2,485

Property and equipment, net:
Equipment	$8,131	$8,511
Leasehold improvements	2,033	2,086

	10,164	10,597
Less accumulated depreciation and amortization	(9,153)	(9,012)

	$1,011	$1,585

Allowance for doubtful accounts:
Balances at beginning of year	$61	$15
Provision for doubtful accounts	—	46
Recovery of doubtful accounts	(45)	—

Balances at end of year	$16	$61

Accrued liabilities:
Payroll and related expenses	$2,196	$2,410
Restructuring liabilities	496	—
Income taxes payable	—	1,341
Other taxes payable	481	218
Professional services fees payable	507	595
Other	360	392

	$4,040	$4,956

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Related Party Transaction

In November 2000, David Mayfield, our President and Chief Operating Officer, received an interest-free employee relocation loan of $250,000 in connection with his initial employment with Catapult. The loan is secured by a second deed of trust on Mr. Mayfield’s principal residence. The loan is repayable in quarterly payments of $2,100, with a balloon payment due in November 2015. The principal amount outstanding on the loan as of October 1, 2007 was $191,200 and the debt had been reduced to $184,900 at September 30, 2008. The loan was made prior to the Sarbanes-Oxley Act of 2002.

Note 7 —	Income Taxes

Consolidated income (loss) before income taxes includes non-U.S. income (loss) of approximately $(2.7) million and $2.2 million in fiscal 2008 and 2007, respectively.

The income tax provision consists of the following:

	Year Ended September 30,
	2008	2007
	(In thousands)

Current:
United States federal	$—	$—
Foreign	444	819
State and local	(2)	1

Total current	$442	$820

Deferred:
United States federal	$519	$519
Foreign	(63)	(170)
State and local	89	43

Total deferred	545	392

Total income tax provision	$987	$1,212

A reconciliation of the United States federal income tax rate to our effective tax rate is as follows:

	Year Ended September 30,
	2008	2007

Tax at federal rate	(34)%	(34)%
State taxes, net of federal benefit	2	1
Foreign tax differential	8	20
Research credit	(5)	(10)
Tax exempt interest	—	(2)
Non-deductible stock-based compensation	2	4
Other	(2)	2
Valuation allowance	49	57

Total	20%	38%

Our provision for income taxes consists of federal, state and foreign income taxes. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill. Each quarter we assess our position with regard to tax exposures and record liabilities for these uncertain tax positions, including interest.

The significant components of current and long-term deferred tax assets (liabilities) as of September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
	(In thousands)

Deferred tax assets:
Accrued expenses and reserves	$3,439	$2,597
Net operating loss carryforwards	816	2,282
Depreciation and amortization	1,727	1,844
Foreign deferred tax assets(1)	485	266
Research and other credits	3,191	3,099
Net Foreign taxes	1,038	722
Current and deferred state taxes and other	4	4

Total deferred tax assets	10,700	10,814

Valuation allowance	(10,215)	(10,548)

Net deferred tax assets(1)	485	266

Deferred tax liabilities:
Tax deductible goodwill	(3,557)	(2,949)
Foreign deferred tax liabilities	—	(9)

Total deferred tax liabilities	(3,557)	(2,958)

Net deferred tax liabilities	$(3,072)	$(2,692)

Recognized as:
Deferred tax asset, current	$98	$96
Deferred tax liabilities, non-current, net	(3,170)	(2,788)

Total net deferred tax liabilities	$(3,072)	$(2,692)

(1)	Remaining deferred tax assets as of September 30, 2008 and 2007 relate to foreign deferred tax assets.

On October 1, 2007, we adopted FIN 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 was a $17,000 decrease to retained earnings as of October 1, 2007. As of the adoption date of October 1, 2007, we had $3,909,000 of gross unrecognized tax benefits, of which $1,042,000 would affect the effective tax rate if recognized. Consistent with the provisions of FIN 48, we reclassified $1,108,000 of current income tax payable resulting in a $1,108,000 increase to non-current income taxes payable. As of September 30, 2008, the total amount of gross unrecognized tax benefits was $4,000,000, of which $1,024,000 would affect the effective tax rate if recognized. Other gross unbenefitted reserves would be fully valued due to the full U.S. valuation allowance. These amounts would not benefit the effective tax rate.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. As of

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date of adoption, we had approximately $231,000 of accrued interest and penalties related to uncertain tax positions. In the twelve months ended September 30, 2008, accrued interest and penalties related to uncertain tax positions of approximately $315,000 have been expensed. In the second fiscal quarter, we released approximately $12,000 related to a State Nexus reserve upon conclusion of the North Carolina franchise tax audit for the tax years 2003, 2004 and 2005.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the fiscal year ended September 30, 2008, is as follows (in thousands):

Balance at October 1, 2007	$3,909
Increases for tax positions of prior years	670
Increases for tax positions taken during the current year	43
Settlements	(12)
Decreases for expiration of applicable statutes	(610)

Balance at September 30, 2008	$4,000

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

We have not provided for U.S. income taxes and foreign withholding taxes on a cumulative total of approximately $27 million of undistributed earnings for certain non-U.S. subsidiaries as of September 30, 2008. We intend to reinvest these earnings indefinitely in operations outside the United States. In fiscal 2005, we permanently reinvested 85% of the undistributed Irish earnings. The remaining 15% of the undistributed Irish earnings in fiscal 2005 together with undistributed earnings of all other subsidiaries for all years are not considered permanently reinvested and U.S. taxes, net of available foreign tax credits, have been provided. In fiscal 2006, we changed our position related to the Irish subsidiary to permanently reinvest 95% of fiscal 2005 income and 100% of fiscal 2006 and future income.

We had gross federal and state tax credit carryforwards for income tax purposes of $2.1 million and $1.2 million, respectively, as of September 30, 2008. If not utilized in the future, the federal credits will expire in fiscal years 2022 through 2028. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period, and the California Manufacturers Investment Credit will expire in fiscal years 2011 through 2012. As of September 30, 2007, we had gross federal and state tax credit carryforwards for income tax purposes of $2.0 million and $1.2 million, respectively. If not utilized in the future, the federal credits will expire in fiscal years 2022 through 2027. The state tax credits can be carried forward indefinitely, except in North Carolina, which has a limited carry forward period, and the California Manufacturers Investment Credit will expire in fiscal years 2011 through 2012.

We had federal and state net operating loss carryforwards for income tax purposes of $9.8 million and $8.5 million, respectively. Of these totals, the federal and state amounts of approximately $3.7 million and $1.7 million, respectively, related to stock option deductions have not been included in the calculation of deferred tax assets as of September 30, 2008, because these deductions have not yet been realized as a reduction in taxes payable. If not utilized in the future, the federal and state net operating loss carryforwards will expire in fiscal years 2024 through 2028 and fiscal years 2013 through 2018, respectively. As of September 30, 2007, we had federal and state net operating loss carryforwards for income tax purposes of $9.4 million and $7.0 million, respectively. Of these totals, amounts of approximately $3.7 million and $1.6 million, respectively, related to stock option deductions have not been included in the calculation of deferred tax assets as of September 30, 2007, because these deductions have not yet been realized as a reduction in taxes payable. If not utilized in the future, the federal and state net operating loss carryforwards will expire in fiscal years 2024 through 2027 and fiscal years 2013 through 2017, respectively.

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Stockholders’ Equity

Stock Option Plans

In June 1998, the Board of Directors adopted the 1998 Stock Plan (the “1998 Plan”), which provided for the issuance of options to purchase an additional 1,800,000 shares. The Company’s stockholders have subsequently approved increases of 1,000,000 shares in fiscal years 2003, 2006 and 2008 for a total of 3,000,000 shares to the 1998 Plan. The Board of Directors has the authority to determine optionees, the number of shares, the term of each option and the exercise price. Options under the 1998 Plan generally become exercisable at a rate of 1/8th of the total options granted six months after the option grant date and then at a rate of 1/48th per month thereafter. Options will expire, if not exercised, upon the earlier of 10 years from the date of grant or 30 days after termination as an employee of the Company.

Repurchase of Common Stock

In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, November 2007 and April 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares and 420,820 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2008, we repurchased and canceled 1,690,162 shares at a cost of approximately $12.2 million. In fiscal 2007, we repurchased and canceled 1,034,864 shares at a cost of approximately $9.3 million. The shares repurchased were restored to the status of authorized but unissued. As of September 30, 2008, we were authorized to repurchase 258,417 shares of our common stock under the stock repurchase program. In October 2008, our Board of Directors authorized an increase of 1,241,583 shares to the program.

Note 9 —	Stock-based Compensation

The following table summarizes the effect on our consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the years ended September 30, 2008 and 2007. Results for the prior comparable periods have not been restated because we have elected the modified prospective transition method as permitted by SFAS 123(R).

	Year Ended September 30,
	2008	2007
	(In thousands)

Stock-Based Compensation Expense:
Cost of sales — products	$185	$172
Cost of sales — services	135	265
Research and development expense	500	799
Selling and marketing expense	659	694
General and administrative expense	1,210	1,337

Total stock-based compensation expense	2,689	3,267
Tax effect on stock-based compensation expenses	(19)	(19)

Net effect on net income	$2,670	$3,248

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Balance at October 1, 2007	$—
Stock-based compensation expense capitalized during the period	46
Amortization of capitalized stock-based compensation	—

Balance at September 30, 2008	$46

General Option Information

Information with respect to stock option activity from October 1, 2006 through September 30, 2008 is set forth below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value
			(Years)	(In thousands)

Balance at October 1, 2006	2,334,867	$15.14
Options granted	730,611	$9.65
Options exercised	(23,731)	$5.57
Options canceled, forfeited or expired	(207,987)	$16.78

Balance at September 30, 2007	2,833,760	$13.68
Options granted	655,016	$7.53
Options exercised	(41,976)	$5.80
Options canceled, forfeited or expired	(711,275)	$14.22

Balance at September 30, 2008	2,735,525	$12.19	6.71	$—

Vested or expected to vest, September 30, 2008	2,604,293	$12.38	6.59	$—

Exercisable, September 30, 2008	1,572,208	$14.53	5.08	$—

As of September 30, 2008, 1,467,053 options remained available for grant. The options outstanding and exercisable as of September 30, 2008 are presented below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Price	Shares	Life	Price	Shares	Price

$ 5.80 - $ 7.43	229,807	6.4	$6.33	152,256	$5.89
$ 7.44 - $ 7.59	558,105	9.6	$7.59	—	$—
$ 7.60 - $ 9.88	568,066	8.5	$9.62	209,764	$9.59
$ 9.89 - $12.55	496,724	6.0	$12.12	370,762	$12.03
$12.56 - $18.16	457,043	4.2	$15.85	413,646	$15.84
$18.17 - $25.10	425,780	4.3	$20.96	425,780	$20.96

	2,735,525			1,572,208

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair values of options granted during 2008 and 2007 were as follows:

Year Ended September 30, 2008
Exercise price equal to market value	$4.02
Year Ended September 30, 2007
Exercise price equal to market value	$5.60

As of September 30, 2008, we expect to recognize approximately $2.9 million of unrecognized compensation costs related to stock options over a weighted-average period of approximately 1.4 years. During the twelve-month periods ended September 30, 2008 and 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plan was approximately $77,000 and $92,400, respectively.

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a Black-Scholes option-pricing model. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model and ratable attribution approach with the following weighted average assumptions:

	Employee Stock
	Option Plans
	Year Ended September 30,
	2008	2007

Dividend yield	0.0%	0.0%
Expected life of option	5.2 years	5.2 years
Risk-free interest rate	3.17%	4.5%
Expected volatility	59.2%	63.5%

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

Note 10 — 401(k) Plan

We offer a 401(k) plan for our employees and since fiscal 1999 have matched employee contributions to a certain level. Our total contributions to the 401(k) plan in the years ended September 30, 2008 and 2007 were approximately $192,000 and $193,000, respectively.

Note 11 —	Commitments and Contingencies

Operating Leases

We lease our facility in Mountain View, California under non-cancelable operating lease agreements for approximately 39,000 square feet that expire in 2010. The lease agreements provide for minimum annual rent of approximately $453,000. Under these agreements, we pay certain shared operating expenses of the facility. The agreements provide for rent increases at scheduled intervals. In addition, we have entered into a lease in Morrisville,

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

North Carolina for approximately 31,000 square feet for product development and support space commencing February 2003 and expiring in 2013 with an a minimum annual rent amount of approximately $311,000. We lease other facilities in Illinois, Texas, Canada, Japan, China, the United Kingdom, France, Sweden, Finland, Germany, India and the Philippines under leases with the longest term expiring in 2014.

Rent expense for all facilities for the years ended September 30, 2008 and 2007 was approximately $1.8 million and $1.7 million, respectively.

Future minimum annual rental payments under non-cancelable operating leases as of September 30, 2008 are as follows:

Year Ending September 30,	Future Payments
(In thousands)

2009	$1,460
2010	842
2011	563
2012	498
2013	292
2014 and thereafter	32

Total	3,687
Less: minimum non-cancelable sublease rental payments	(156)

Net	$3,531

Unconditional purchase obligations

At September 30, 2008, we had non-cancelable purchase commitments totaling $1.5 million for the purchase of engineering services and inventory components in fiscal 2009.

Contingencies

On May 22, 2007, the Antwerp Court of Appeal heard an appeal by Tucana Telecom NV, a Belgian company, of the previous dismissal by the Antwerp Commercial Court of an action by Tucana against Catapult. Tucana had sought damages of 12,461,000 euros (approximately $17.5 million as of September 30, 2008) for the alleged improper termination in 2002 by Catapult of Tucana’s distribution agreement with the Company. On June 19, 2007, the Antwerp Court of Appeal confirmed the Commercial Court’s dismissal of Tucana’s action and assessed the costs of the appeal against Tucana. On July 22, 2008, the Company was notified by its Belgian counsel that Tucana has appealed the judgment of the Antwerp Court of Appeal to the Belgian Supreme Court. No hearing has been scheduled. The Company is advised by its Belgian counsel that if the judgment of the Court of Appeals is annulled, the case would have to be re-tried. The Company believes that it properly terminated any contract it had with Tucana and that Tucana is not entitled to any damages in this matter. The Company has defended the action vigorously to date and will continue to do so. We may be able to seek indemnification from Tekelec for any damages assessed against us in this matter under the terms of the Asset Purchase Agreement we entered into with Tekelec, although there is no assurance that such indemnification would be available. It is not possible to determine the amount of any loss that might be incurred in this matter.

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

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Although we operate in one geographic segment, our chief decision makers evaluate net revenues by customer location based on four geographic regions, as follows:

		Europe,
		Middle East			Consolidated
	Americas	& Africa	Japan	Asia-Pacific	Total
	(In thousands)

Year ended September 30, 2008
Revenues from unaffiliated customers	$8,786	$10,335	$12,098	$6,692	$37,911
Year ended September 30, 2007
Revenues from unaffiliated customers	$12,201	$12,110	$9,038	$5,992	$39,341
As of September 30, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$601	$97	$178	$135	$1,011
As of September 30, 2007
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	$937	$323	$223	$102	$1,585

Revenues are segmented based on the location of the end customer and exclude all inter-company sales.

Revenues in the United States represented 20% and 22% of our total revenues in 2008 and 2007, respectively. Revenues from Germany accounted for 10% of our consolidated revenues from unaffiliated customers for the year ended September 30, 2007. Operations in Ireland accounted for 37% and 32% of the consolidated identifiable assets at September 30, 2008 and 2007, respectively.

Note 13 —	Legal Settlement

On January 17, 2007, Catapult Communications Corporation and its wholly-owned subsidiary, Catapult Communications International Limited, (collectively, “Catapult”) entered into a settlement agreement with Nethawk Corporation and its parent company, Nethawk Oyj (collectively “Nethawk”), under which Nethawk Corporation and certain Nethawk shareholders, collectively, transferred a total of 710,000 shares of Nethawk Oyj common stock to Catapult, and Catapult dismissed all claims against Nethawk under a suit filed by Catapult in the United States District Court for the Northern District of Illinois, Eastern Division in December 2005. No party to the agreement admitted any wrongdoing. The settlement agreement contains other terms to protect against future

CATAPULT COMMUNICATIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

misuse of proprietary information by either party. The shares transferred to Catapult represent an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, at that date and have been recorded on the balance sheet of Catapult as a long-term asset under the heading Other assets at a fair value of $1.8 million as of September 30, 2008 and 2007 as determined by management.

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

On February 11, 2008, when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities has been reduced to $5.0 million as of September 30, 2008. These sales and redemptions have all occurred at par without a loss.

Based on the current lack of liquidity related to these investments, we anticipate that liquidation of these remaining securities may be protracted and accordingly we have continued to classify the remaining $5.0 million in ARS as long-term investments as of September 30, 2008. We believe that there has been no impairment in the value of these securities and that their carrying value approximates their fair value

Note 15 —	Capitalized Software Development Costs

Unamortized software development costs were $3.5 million at September 30, 2008 and are included in other assets. There were no unamortized software development costs at September 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATAPULT COMMUNICATIONS CORPORATION

By:	/s/ Richard A. Karp
Richard A. Karp
Chief Executive Officer & Chairman of the Board

December 3, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard A. Karp (Richard A. Karp)	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	December 3, 2008

/s/ Christopher A. Stephenson (Christopher A. Stephenson)	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	December 3, 2008

/s/ R. Stephen Heinrichs (R. Stephen Heinrichs)	Director	December 2, 2008

/s/ John M. Scandalios (John M. Scandalios)	Director	December 2, 2008

/s/ Nancy H. Karp (Nancy H. Karp)	Director	December 2, 2008

/s/ Peter S. Cross (Peter S. Cross)	Director	December 2, 2008

INDEX TO EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this Annual Reports as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Articles of Incorporation of Registrant — incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-56627
3.2		Bylaws of the Registrant as amended on February 5, 2008 incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q dated February 11, 2008.
10.1		Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers — incorporated by reference to Exhibit 10.1 to Registration Statement No. 333-56627.
10	.2*	1998 Stock Plan, as amended February 5, 2008 — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated May 8, 2008.
10	.2.1*	Form of Stock Option Agreement, 1998 Stock Plan — incorporated by reference to Exhibit 10.15 to Registrant’s Quarterly Report on Form 10-Q dated May 15, 2003.
10.3		Lease for office space located at 160 and 190 South Whisman Road, Mountain View, CA — incorporated by reference to Exhibit 10 to Registrant’s Quarterly Report on Form 10-Q dated May 3, 2004.
10.4		Lease for office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K dated December 20, 2002.
10	.4.1	First Amendment to Lease, effective October 31, 2007, by and between Registrant and Raleigh Flex Owner I LLC relating to office space located at 800 Perimeter Park Drive, Morrisville, NC 27560 — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated February 11, 2008.
10.5		Form of Software Support Agreement — incorporated by reference to Exhibit 10.9 to Registration Statement No. 333-56627.
10	.6*	Amended Executive Officer Fiscal Year 2008 Variable Compensation Plan — incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 24, 2008.
10	.7*	Change of Control Severance Agreement between the Company and Richard A. Karp, Chairman and Chief Executive Officer, dated June 13, 2008 (identical agreements were entered into on June 13, 2008 between the Company and its other executive officers, David Mayfield, Christopher Stephenson, Terry Eastham, Barbara J. Fairhurst, Kathy Omaye-Sosnow, Adam Fowler and Kalyan Sundhar) — incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q dated August 6, 2008.
11.1		Calculation of Earnings per Share (contained in Note 1 of the Notes to Financial Statements).
14.1		Code of Ethics for Principal Executive and Senior Financial Officers — incorporated by reference to Exhibit 14 to Registrant’s Annual Report on Form 10-K dated December 5, 2003.
16.1		Letter from Deloitte & Touche LLP to the Securities and Exchange Commission dated January 3, 2008 — incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K dated January 3, 2008.
21.1		Subsidiaries of the Registrant — incorporated by reference to Exhibit 21.1 to Registrant’s Annual Report on Form 10-K dated December 13, 2007.
23.1		Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm.
23.2		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained in the signature page of this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

We will mail a copy of any exhibit listed above for a nominal fee to any stockholder upon written request.