Form 10-Q
period 2008-12-31
CATAPULT COMMUNICATIONS CORP
filed 2009-02-11
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of December 31, 2008, there were 11,386,298 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

ii

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(In thousands, except share
	and par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$27,355	$33,792
Short-term investments	9,055	7,588
Accounts receivable, net of allowances of $16 as of December 31, 2008 and September 30, 2008	7,866	6,487
Inventories	2,775	2,313
Deferred tax assets	44	98
Prepaid expenses	2,173	2,333

Total current assets	49,268	52,611
Property and equipment, net	1,027	1,011
Goodwill	49,394	49,394
Other intangibles, net	52	70
Long-term investments (Note 14)	4,641	4,950
Other assets (Note 15, 16)	8,017	5,992

Total assets	$112,399	$114,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$930	$1,984
Accrued liabilities	4,193	4,040
Deferred revenue	7,196	6,446

Total current liabilities	12,319	12,470
Deferred revenue, long-term	111	173
Deferred taxes, long-term	3,711	3,557
Tax liabilities, long-term	1,338	1,338
Other liabilities, long-term	169	162

Total liabilities	17,648	17,700

Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 11,386,298 and 11,778,887 issued and outstanding as of December 31, 2008 and September 30, 2008, respectively	11	12
Additional paid-in capital	41,048	42,449
Accumulated other comprehensive income	730	951
Retained earnings	52,962	52,916

Total stockholders’ equity	94,751	96,328

Total liabilities and stockholders’ equity	$112,399	$114,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2008	2007
	(In thousands, except
	per share amounts)
Revenues:
Products	$6,457	$6,770
Services	3,355	3,531

Total revenues	9,812	10,301

Cost of revenues:
Products	1,452	1,248
Services	473	798
Amortization of purchased technology	12	12

Total cost of revenues	1,937	2,058

Gross profit	7,875	8,243

Operating expenses:
Research and development	1,638	3,553
Sales and marketing	3,971	4,345
General and administrative	2,259	2,172

Total operating expenses	7,868	10,070

Operating income (loss)	7	(1,827)
Interest income	232	744
Other income, net	175	130

Income (loss) before income taxes	414	(953)
Provision for income taxes	357	218

Net income (loss)	$57	$(1,171)

Net income (loss) per share — basic	$0.00	$(0.09)

Net income (loss) per share — diluted	$0.00	$(0.09)

Shares used in per share calculation:
Basic	11,568	13,373

Diluted	11,568	13,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss) as reported	$57	$(1,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	133	267
Amortization of purchased technology	12	12
Amortization of other acquisition related intangibles	6	6
Gain on disposal of fixed assets	(6)	—
Provision for recovery of doubtful accounts	—	(45)
Deferred income taxes	192	(19)
Stock based compensation expense	553	825
Change in assets and liabilities:
Accounts receivable	(1,363)	(1,189)
Inventories	(462)	286
Prepaid expenses and other current assets	145	21
Other assets	40	2
Accounts payable	(1,073)	15
Accrued liabilities	199	(28)
Deferred revenue	684	(519)

Net cash used in operating activities	(883)	(1,537)

Cash flows from investing activities:
Sale and maturities of short-term investments	4,069	20,374
Purchase of short-term investments	(5,479)	(13,016)
Capitalized software development costs	(2,021)	—
Purchase of property and equipment	(143)	(243)
Proceeds from sale of property and equipment	6	—

Net cash provided by (used in) investing activities	(3,568)	7,115

Cash flows from financing activity:
Repurchase of common stock	(2,002)	(1,280)

Net cash used in financing activity	(2,002)	(1,280)

Effect of exchange rate changes on cash and cash equivalents	16	(11)

Net increase (decrease) in cash and cash equivalents	(6,437)	4,287
Cash and cash equivalents, beginning of period	33,792	23,351

Cash and cash equivalents, end of period	$27,355	$27,638

Supplemental disclosure of cash flow information:
Unrealized gain (loss) on investments	$(252)	$3
Cash paid for income taxes	84	186
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
     The accompanying condensed consolidated balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of December 31, 2008 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Catapult Communications Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 and filed with the SEC on December 3, 2008. The unaudited condensed consolidated financial statements as of December 31, 2008, and for the three months ended December 31, 2008 and 2007, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2008 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     There have been no significant changes in the Company’s significant accounting policies during the three months ended December 31, 2008 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008 as filed with the SEC on December 3, 2008, except that we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements and SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.
Note 2 — Recent Accounting Pronouncements
     During the first quarter of fiscal 2009, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is still evaluating the impact of the items deferred by FSP 157-2.
     In October 2008, the FASB issued FSP 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS 157 when the market for that financial asset is not active and defines additional key criteria in determining the fair value of a financial asset. The adoption of this FSP did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

     The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of fiscal 2009, but we did not elect the fair value measurement option for any eligible financial instruments as of December 31, 2008. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. The adoption of SFAS 159 did not have any impact on the Company’s results of operations or the fair values of its financial assets and liabilities. We could elect this option for new or substantially modified assets and liabilities in the future.
     Refer to the section entitled “Fair Value Measurements” in Note 5 for additional information on the adoption of SFAS 157.
Note 3 — Stock-Based Compensation
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three months ended December 31, 2008 and 2007.

	Three months ended	Three months ended
	December 31,	December 31,
	2008	2007
	(In thousands)
Stock-Based Compensation Expense:

Cost of sales — products	$45	$50
Cost of sales — services	5	68
Research and development expense	61	201
Selling and marketing expense	161	168
General and administrative expense	281	338

Total stock-based compensation expense	553	825
Tax effect on stock-based compensation expenses	(5)	(4)

Net effect on net income	$548	$821

     Additionally, stock-based compensation expense is capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as discussed in “Note 15 — Capitalized Software Development Costs.” The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated balance sheets as a component of other assets (in thousands):

Balance at October 1, 2008	$46
Stock-based compensation expense capitalized during the period	37
Amortization of capitalized stock-based compensation	—

Balance at December 31, 2008	$83

     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plan
	Three months ended
	December 31,
	2008	2007

Dividend yield	0.0%	0.0%
Expected life of option	4.5 years	4.3 years
Risk-free interest rate	2.15%	3.61%
Expected volatility	57.6%	55.0%

     As of December 31, 2008, approximately $2.3 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.4 years.
Note 4 — Basic and Diluted Net Income (Loss) per Share
     We have presented net income (loss) per share for all periods in accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of dilutive potential common shares, but in periods where net losses are recorded, diluted net loss per share does not include the conversion of common stock equivalents such as common stock options because to do so would decrease the net loss per share and would be anti-dilutive. The following is a reconciliation of the denominator used in calculating basic and diluted net income (loss) per share:

	Three months ended
	December 31,
	2008(1)	2007
	(In thousands, except
	per share amounts)

Net income (loss), as reported for basic and diluted earnings per share	$57	$(1,171)

Weighted average shares outstanding	11,568	13,373
Dilutive options	—	—
Weighted average shares assuming dilution	11,568	13,373

Net income (loss) per share:
Basic	$0.00	$(0.09)

Diluted	$0.00	$(0.09)

(1)	In the three months ended December 31, 2008, the average market value was less than the average exercise price resulting in no diluted options outstanding.

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended
	December 31,
	2008	2007
	(In thousands)
Common stock options	2,762	2,852

Note 5 — Fair Value Measurements
     During the first quarter of fiscal 2009, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considered the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability.
     SFAS 157 established a three-tiered fair value hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable to prioritize inputs used to measure fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. Those tiers are defined as follows:
Level 1 — inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 — inputs other than quoted prices included within Level 1 that are observable, either directly or indirectly.
Level 3 — inputs are unobservable and shall be used to the extent that observable inputs are not available in the overall fair value measurement.

     The following table represents a summary of financial assets and liabilities that were measured at fair value and the classification by level of input within the fair value hierarchy (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$27,355	$27,355	$—	$—
Short-term investments	$9,055	—	9,055	—
Long-term investments	$4,641	—	—	4,641
Non-marketable equity investment	$1,814	—	—	$1,814

	$42,865	$27,355	$9,055	$6,455

     The following table is a reconciliation of Level 3 inputs measured at fair value using significant unobservable inputs (in thousands):

Three Months
Ended
December 31,
2008
Balance, beginning of period	$6,764
Total realized gains (losses) included in interest and other income, net	—
Total unrealized losses included in other comprehensive loss	(309)
Purchases (sales), net	—
Transfers into Level 3	—

Balance, end of period	$6,455

     Our investments in auction rate securities (“ARS”) were classified as Level 3 as quoted prices were not available. We used a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2008. The assumptions used in the DCF model for the estimated total expected future cash flows included estimates on the amount and timing of future interests and principal payments, projections of the interest rate, probability of full repayment of principal considering the credit quality and guarantees, the market required rate of return by investors owning ARS and the company’s tax position.
     Our non-marketable equity investment is measured at fair value on a nonrecurring basis and recognized at fair value when deemed to be other than temporarily impaired. We did not record an impairment charge on this investment during the three months ended December 31, 2008. Refer to Note 16, Non-marketable Equity Investment.
Note 6 — Inventories
     The components of inventories are as follows:

	December 31,	September 30,
	2008	2008
	(In thousands)
Inventories:
Raw materials	$2,002	$1,548
Work-in-process	86	243
Finished goods	687	522

	$2,775	$2,313

Note 7 — Goodwill and Intangible Assets
     We performed our most recent goodwill impairment test as of December 31, 2008 and determined that there was no impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2008 and December 31, 2008, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the three months ended December 31, 2008, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets.
Note 8 — Income Taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $357,000 in the three months ended December 31, 2008, compared with $218,000 in the three months ended December 31,

2007. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.
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
     In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. In the three months ended December 31, 2008 and 2007, accrued interest and penalties related to uncertain tax positions of approximately $37,000 and $25,000, respectively, have been expensed.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.
Note 9 — Stockholders’ Equity
Comprehensive income (loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended
	December 31,
	2008	2007
	(in thousands)
Net income (loss) as reported	$57	$(1,171)
Currency translation adjustment	31	(18)
Unrealized loss on investments	(252)	(3)

Comprehensive loss	$(164)	$(1,192)

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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, November 2007, April 2008 and October 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares, 420,820 shares and 1,241,583 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2008, we repurchased and canceled 1,690,162 shares at a cost of approximately $12.2 million. In the three month period ended December 31, 2008, we repurchased and canceled 392,589 shares at a cost of approximately $2.0 million. The shares repurchased were restored to the status of authorized but unissued. As of December 31, 2008, approximately 1,107,000 shares remained available for repurchase under the authorization.
Note 10 — Geographical Information
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

		Europe, Middle		Asia	Consolidated
	Americas	East & Africa	Japan	Pacific	Total
		(In thousands)
Three months ended December 31, 2008
Revenues from unaffiliated customers	$2,148	$2,135	$3,195	$2,334	$9,812

Three months ended December 31, 2007
Revenues from unaffiliated customers	$2,997	$3,356	$2,402	$1,546	$10,301

As of December 31, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	578	130	187	132	1,027

As of September 30, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	601	97	178	135	1,011

     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 21%, and 26% of our total revenues in the three months ended December 31, 2008 and 2007, respectively. Revenues from China represented 16% and 10% of our total revenues in the three months ended December 31, 2008 and 2007, respectively. Revenues from France represented 10% of our total revenues in the three months ended December 31, 2007. Operations in Ireland accounted for 39% and 34% of the consolidated identifiable assets at December 31, 2008 and 2007, respectively.
Note 11 — Customer Information
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of December 31, 2008 or September 30, 2008, or 10% or more of our revenues for the three months ended December 31, 2008 or 2007, were as follows:

	Percentage of Accounts		Percentage of Revenues
	Receivable as of		For the three months ended
	December 31,	September 30,	December 31,	December 31,
	2008	2008	2008	2007
Customer A	16%	—	17%	11%
Customer B	30%	21%	15%	17%
Customer C	—	11%	11%	—
Customer D	—	10%	—	—
Customer E	—	—	—	12%
Customer F	—	—	—	10%
Note 12 — Contingencies
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
Note 13 — Restructuring Costs
     A restructuring charge of $2,197,000 was recorded in the second quarter of fiscal 2008, of which $1,574,000 was paid in fiscal year 2008 and a further $217,000 was paid in the first quarter of fiscal 2009. These costs related primarily to one-time employee termination benefits consisting of severance and related benefits for the workforce reduction through layoffs and early retirement of 25 employees worldwide and to the closure of our research and development facility in Australia. The global workforce reduction represented 11% of our workforce prior to the restructuring.

Note 14 — Long-term Investments
     In our investment portfolio, we held auction rate securities (“ARS”) that are securities with long-term maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. The ARS held in our portfolio represent interests in student loan, closed-end mutual fund preferred and municipal issues, all highly rated by one or more of the major credit rating agencies at the time of purchase.
     On February 11, 2008, when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities was reduced to $5.0 million as of September 30, 2008. These sales and redemptions all occurred at par without a loss.
     Based on the current lack of liquidity related to these investments, we anticipate that liquidation of these remaining securities will be protracted and accordingly we have continued to classify them as long-term investments at December 31, 2008. In light of the absence of sales and redemptions in the three months ended December 31, 2008 and the further deterioration of credit markets during that period, we recorded a temporary unrealized holding loss of $309,000 in the three months ended December 31, 2008 as discussed in Note 5, Fair Value Measurements.
Note 15 — Capitalized Software Development Costs
     Unamortized software development costs were $5.5 million at December 31, 2008 and are included in other assets. There were $3.5 million in unamortized software development costs at September 30, 2008.
Note 16 — Non-marketable Equity Investment
     We have an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company, that has been recorded on our balance sheet as a long-term asset at a fair value of $1.8 million as of December 31, 2008 and September 30, 2008 as determined by management and as discussed in Note 5, Fair Value Measurements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008, as filed with the Securities and Exchange Commission on December 3, 2008.
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
     You should carefully review the cautionary statements set forth under the caption “Risk Factors” in Item 1A of Part II of this report and those set forth in our Annual Report on Form 10-K for the year ended September 30, 2008, filed on December 3, 2008.
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
     In the three months ended December 31, 2008, we saw improvement in revenues in both Japan and Asia Pacific outside Japan, but we continued to experience reduced demand in North America and Europe due to the effects of consolidation among major customers. Our customer order input for the quarter exceeded revenues due primarily to orders for LTE test systems, the majority of which will be delivered in future quarters.
Summary of Our Financial Performance in the First Quarter of Fiscal 2009
     Our revenues in the three months ended December 31, 2008 decreased by 5% to $9.8 million from $10.3 million in the same period in the prior year for the reasons outlined in the preceding section, “Conditions and Trends in our Industry”. Our gross profit margin remained substantially unchanged at 80% while our operating expenses decreased by 22%, due primarily to capitalized research and development expenses and decreases in staffing levels, non-cash stock option expenses, contractor expenses and exchange rates. We recorded operating income of $7,000 in comparison with an operating loss of $1.8 million in the same period in the previous year.

     During the three months ended December 31, 2008, our cash, cash equivalents and short-term investments decreased by $5.0 million, due to $0.9 million in negative cash flow from operations, $2.0 million in share repurchases, $2.0 million in additional capitalization of software development costs and $0.1 million in capital expenditures.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008 as filed with the SEC on December 3, 2008, except that we are adding the following critical accounting policy.
Fair Value Measurement
     We measure fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements and SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.
     A significant portion of our cash equivalents, short-term investments and long-term investments consists of financial instruments that are measured at fair value in our unaudited condensed consolidated financial statements. The measurement of fair value requires significant management judgments and assumptions. These judgments and assumptions, as well as changes in market conditions, may have a material effect on our unaudited condensed consolidated balance sheets and statements of operations.
     At December 31, 2008, the fair values for our cash equivalents and short-term investments were based on independent price quotations obtained from third party sources such as pricing services, dealer quotes or direct market observations. The fair values for our auction rate securities classified as long-term investments were measured using an internally-developed discounted cash flow model.
     We periodically evaluate our fair value measurement methodology and may change it to accommodate market developments or to compensate for changes in data availability and reliability.

Results of Operations
     The following table sets forth, for the periods indicated, the percentage relationships of certain items from our unaudited condensed consolidated statements of operations to total revenues except for gross profit margin on products and services.

	For the three months
	ended December 31,
	2008	2007
Revenues:
Products	65.8%	65.7%
Services	34.2	34.3

Total revenues	100.0	100.0

Cost of revenues:
Products	14.8	12.1
Services	4.9	7.7
Amortization of purchased technology	0.1	0.1

Total cost of revenues	19.8	19.9

Gross profit	80.2	80.1

Operating expenses:
Research and development	16.7	34.5
Sales and marketing	40.5	42.2
General and administrative	23.0	21.1

Total operating expenses	80.2	97.8

Operating income (loss)	0.0	(17.7)
Interest income	2.4	7.2
Other income, net	1.8	1.2

Income (loss) before income taxes	4.2	(9.3)
Provision for income taxes	3.6	2.1

Net income (loss)	0.6%	(11.4)%

Gross profit margin on products	77.5%	81.6%

Gross profit margin on services	85.9%	77.4%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended December 31, 2008 and 2007
     Revenues
     Our revenues for the three months ended December 31, 2008 in comparison to the same period in the prior year decreased by 5% to $9.8 million. Over the same period, product revenues decreased by 5% to $6.5 million. The decrease in product revenues was attributable to decreased sales of our DCT and MGTS test systems. Services revenues decreased approximately 5% to $3.4 million, due primarily to a decrease in the number of test systems under maintenance.
     Our revenues by sales territory, based on origin of order taken, varied as follows in the three months ended December 31, 2008 in comparison with the three months ended December 31, 2007:
•	revenues in the Americas decreased by 28% to $2.2 million;

•	revenues in Europe, the Middle East and Africa decreased by 36% to $2.1 million;

•	revenues in Japan increased by 33% to $3.2 million; and

•	revenues in Asia Pacific outside Japan increased by 51% to $2.3 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements.

     Cost of Revenues
     Cost of product revenues increased by 16% to $1.5 million for the three months ended December 31, 2008 in comparison with the same period in the prior year and gross margin on product revenues decreased by four percentage points to 78%. These variances reflect increased hardware component and third party product costs as a percentage of revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues decreased by approximately 41% to $0.5 million in the three months ended December 31, 2008 in comparison with the same period in the prior year, due primarily to a 22% decrease in the number of employees engaged in customer support. Gross margin on services revenues increased by nine percentage points to 86% as services costs decreased to a greater extent than the associated revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $12,000 in the three months ended December 31, 2008 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses decreased by approximately 54% to $1.6 million for the three months ended December 31, 2008 in comparison with the same period in the prior year, primarily due the capitalization of $2.0 million in software production expenses. As a percentage of total revenues, research and development expenses decreased to 17% from 34% over the same period.
     Sales and Marketing
     Sales and marketing expenses decreased by 9% to $4.0 million for the three months ended December 31, 2008 in comparison with the same period in the prior year as a 10% reduction in the number of sales and marketing employees more than offset an increase of $0.2 million in variable compensation. As a percentage of total revenues, sales and marketing expenses decreased to 40% from 42% over the same period.
     General and Administrative
     General and administrative expenses increased approximately 4% to $2.3 million for the three months ended December 31, 2008 in comparison with the same period in the prior year, primarily due to an increase in variable compensation. As a percentage of total revenues, general and administrative expenses increased to 23% from 21% over the same period.
     Interest income
     Interest income decreased by 69% to $0.2 million in the three months ended December 31, 2008 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision increased by 64% to $0.4 million in the three months ended December 31, 2008 in comparison with the same period in the prior year due to pre-tax income recorded in the current period in comparison with a pre-tax loss in the same period in the prior year.
     Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations.
Liquidity and Capital Resources
     Operating activities used $0.9 million in cash in the three months ended December 31, 2008 in comparison with $1.5 million in the same period in the prior year. In the three months ended December 31, 2008, the net income component contributed $0.1 million, while a net loss used $1.2 million in the same period in the prior year. Over the same period, the contribution from adjustments for non-cash charges decreased to $0.9 million from $1.0 million. These non-cash charges include charges for depreciation, amortization, deferred income taxes and stock-based compensation expense. Finally, our cash flows from operations are affected by changes in current assets and liabilities. Changes in non-cash assets and liabilities used $1.8 million in cash in the three months ended December 31, 2008 in comparison with $1.4 million in the same period in the prior year.

     Investing activities have consisted of three components: purchases of property and equipment; purchases and sales of short-term investments; and capitalized software development costs. Purchases of property and equipment decreased by $0.1 million to $0.1 million in the three months ended December 31, 2008 in comparison with the same period in the prior year. We expect that capital expenditures for our full fiscal 2009 year will total approximately $0.6 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Net purchases and sales of short-term investments used net cash of $1.4 million in the three months ended December 31, 2008 and provided $7.4 million in the same period in the prior year. Capitalized software development costs used cash of $2.0 million in the three months ended December 31, 2008. No software development costs were capitalized in the same period in the prior year.
     Financing activities representing primarily the repurchase of common shares used cash of $2.0 million in the three months ended December 31, 2008 in comparison with $1.3 million in the same period in the prior year.
     As of December 31, 2008, we had working capital of $36.9 million and cash, cash equivalents and short-term investments of $36.4 million.
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
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended December 31, 2008:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs

October 1, 2008 — October 31, 2008.	22,263	$3.43	22,263	1,477,737
November 1, 2008 — November 30, 2008	349,399	5.14	349,399	1,128,338
December 1, 2008 — December 31, 2008	20,927	6.16	20,927	1,107,411

Total for the Quarter	392,589	$5.10	392,589	1,107,411

(1)	Average price paid per share includes brokerage commission.
     All shares were repurchased pursuant to the Company’s share repurchase program authorized in December 1999 to repurchase up to 2,000,000 shares of our common stock. In January 2007, November 2007, April 2008 and October 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares, 420,820 shares and 1,241,583 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. During the first quarter of fiscal 2009, the Company repurchased and canceled 392,589 shares at a cost of approximately $2.0 million. As of December 31, 2008, approximately 1,107,000 shares remained available for repurchase under the authorization.
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

CATAPULT COMMUNICATIONS CORPORATION
Date: February 11, 2009	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Number	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.