Form 10-Q
period 2009-03-31
CATAPULT COMMUNICATIONS CORP
filed 2009-05-13
CIK 1063085

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2009, there were 11,301,255 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

CATAPULT COMMUNICATIONS CORPORATION
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(In thousands, except share
	and par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$28,733	$33,792
Short-term investments	8,970	7,588
Accounts receivable, net of allowances of $16 as of March 31, 2009 and September 30, 2008, respectively	8,472	6,487
Inventories	3,078	2,313
Deferred tax assets	56	98
Prepaid expenses	1,944	2,333

Total current assets	51,253	52,611
Property and equipment, net	879	1,011
Goodwill	49,394	49,394
Other intangibles, net	34	70
Long-term investments (Note 14)	4,641	4,950
Other assets (Note 15, 16)	8,913	5,992

Total assets	$115,114	$114,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,174	$1,984
Accrued liabilities	4,160	4,040
Deferred revenue	9,727	6,446

Total current liabilities	15,061	12,470
Deferred revenue, long-term	74	173
Deferred taxes, long-term	3,859	3,557
Tax liabilities, long-term	1,338	1,338
Other liabilities, long-term	124	162

Total liabilities	20,456	17,700

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized; 11,301,255 and 11,778,887 issued and outstanding as of March 31, 2009 and September 30, 2008, respectively	11	12
Additional paid-in capital	41,013	42,449
Accumulated other comprehensive income (loss)	(356)	951
Retained earnings	53,990	52,916

Total stockholders’ equity	94,658	96,328

Total liabilities and stockholders’ equity	$115,114	$114,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenues:
Products	$8,931	$6,925	$15,388	$13,695
Services	3,161	3,010	6,516	6,541

Total revenues	12,092	9,935	21,904	20,236

Cost of revenues:
Products	1,656	1,225	3,108	2,473
Services	512	752	985	1,550
Amortization of purchased technology	12	12	24	24

Total cost of revenues	2,180	1,989	4,117	4,047

Gross profit	9,912	7,946	17,787	16,189

Operating expenses:
Research and development	1,713	3,466	3,351	7,019
Sales and marketing	3,908	4,241	7,879	8,586
General and administrative	2,092	2,106	4,351	4,278
Restructuring costs (Note 13)	—	2,197	—	2,197

Total operating expenses	7,713	12,010	15,581	22,080

Operating income (loss)	2,199	(4,064)	2,206	(5,891)
Interest income	121	592	353	1,336
Other income (expense), net	(369)	235	(194)	365

Income (loss) before income taxes	1,951	(3,237)	2,365	(4,190)
Provision for income taxes	844	113	1,201	331

Net income (loss)	$1,107	$(3,350)	$1,164	$(4,521)

Net income (loss) per share — Basic and Diluted	$0.10	$(0.26)	$0.10	$(0.34)

Shares used in per share calculation:
Basic	11,333	13,119	11,452	13,247
Diluted	11,350	13,119	11,455	13,247
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CATAPULT COMMUNICATIONS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss) as reported	$1,164	$(4,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	272	491
Amortization of purchased technology	24	24
Amortization of other acquisition related intangibles	12	12
Gain on disposal of fixed assets	(6)	—
Provision for doubtful accounts	—	(45)
Deferred income taxes	328	136
Stock based compensation expense	969	1,479
Change in assets and liabilities:
Accounts receivable	(1,955)	(3,598)
Inventories	(764)	321
Prepaid expenses and other current assets	354	(208)
Other assets	76	2
Accounts payable	(811)	430
Accrued liabilities	156	1,800
Deferred revenue	3,179	1,456

Net cash provided by (used in) operating activities	2,998	(2,221)

Cash flows from investing activities:
Sale and maturities of investments	5,855	44,861
Purchase of investments	(7,201)	(23,697)
Capitalized software development costs	(3,854)	—
Purchase of property and equipment	(150)	(307)
Proceeds from sale of property and equipment	6	—

Net cash (used in) provided by investing activities	(5,344)	20,857

Cash flows from financing activity:
Repurchase of common stock	(2,567)	(2,772)

Net cash used in financing activity	(2,567)	(2,772)

Effect of exchange rate changes on cash and cash equivalents	(146)	172

Net (decrease) increase in cash and cash equivalents	(5,059)	16,036
Cash and cash equivalents, beginning of period	33,792	23,351

Cash and cash equivalents, end of period	$28,733	$39,387

Supplemental disclosure of cash flow information:
Unrealized (loss) gain on investments	$(1,203)	$2
Cash paid for income taxes	192	303
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
     The accompanying condensed consolidated balance sheet as of September 30, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of March 31, 2009 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of Catapult Communications Corporation and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 and filed with the SEC on December 3, 2008. The unaudited condensed consolidated financial statements as of March 31, 2009, and for the three and six months ended March 31, 2009 and 2008, reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for any subsequent interim period or for an entire year. The September 30, 2008 balance sheet was derived from audited financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     There have been no significant changes in the Company’s critical accounting policies during the six months ended March 31, 2009 as compared to what was previously disclosed in the Company’s Form 10-K for the fiscal year ended September 30, 2008 as filed with the SEC on December 3, 2008, except that we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements and SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.
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
     In June 2008, the FASB issued FSP EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 specifies that unvested share-based awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should therefore be included in the computation of earnings per share under the two-class method as described in paragraphs 60 and 61 of SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for the Company at the beginning of fiscal year 2010. We have not yet determined the impact, if any, that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.
     In April 2009, the FASB issued three related FSPs: (i) FSP 157-4 (“FSP 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly, (ii) FSP SFAS 115-2 and SFAS 124-2 (“FSP SFAS 115-2 and SFAS 124-2”), Recognition and Presentation of Other-Than-Temporary Impairments, and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1 (“FSP SFAS 107-1 and APB 28-1”), Interim Disclosures about Fair Value of Financial Instruments, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157, Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If there is a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude there may be increased instances of transactions that are not orderly and a change in valuation technique may be appropriate. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We have not yet determined the impact, if any, that the adoption of these standards will have on our consolidated financial statements and related disclosures.
Note 3 — Stock-Based Compensation
     The following table summarizes the effect on our unaudited condensed consolidated statements of operations of recording stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended March 31, 2009 and 2008.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Stock-Based Compensation Expense:

Cost of sales — products	$36	$40	$81	$90
Cost of sales — services	(1)	54	3	121
Research and development expense	32	160	93	361
Selling and marketing expense	128	138	289	306
General and administrative expense	222	263	503	601

Total stock-based compensation expense	417	655	969	1,479
Tax effect on stock-based compensation expenses	(4)	(4)	(9)	(8)

Net effect on net income (loss)	$413	$651	$960	$1,471

     Additionally, stock-based compensation expense is capitalized in accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, as discussed in Note 15 — Capitalized Software Development Costs. The following table summarizes stock-based compensation expense included in our unaudited condensed consolidated balance sheets as a component of other assets (in thousands):

	Three months ended	Six months ended
	March 31,	March 31,
	2009	2009
Balance beginning of period	$83	$46
Stock-based compensation expense capitalized during the period	34	71
Amortization of capitalized stock-based compensation	—	—

Balance at March 31, 2009	$117	$117

     In the three and six months ended March 31, 2008, there were no stock-based compensation expense capitalized.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Option Plans
	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life of option	4.48 years	4.26 years	4.48 years	4.26 years
Risk-free interest rate	1.75%	2.39%	2.14%	3.36%
Expected volatility	61.9%	55.0%	57.7%	55.0%
     As of March 31, 2009, approximately $1.8 million of unrecognized compensation costs related to stock options are expected to be recognized over a weighted-average period of approximately 1.3 years.
Note 4 — Basic and Diluted Net Income (Loss) per Share
     We have presented net income (loss) per share for all periods in accordance with SFAS No. 128 (“SFAS 128”), Earnings per Share. SFAS 128 requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of dilutive potential common shares, but in periods where net losses are recorded, diluted net loss per share does not include the conversion of common stock equivalents such as common stock options because to do so would decrease the net loss per share and would be anti-dilutive. The following is a reconciliation of the denominator used in calculating basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income (loss), as reported for basic and diluted earnings per share	$1,107	$(3,350)	$1,164	$(4,521)

Weighted average shares outstanding	11,333	13,119	11,452	13,247
Dilutive options	17	—	3	—

Weighted average shares assuming dilution	11,350	13,119	11,455	13,247

Net income (loss) per share:
Basic	$0.10	$(0.26)	$0.10	$(0.34)

Diluted	$0.10	$(0.26)	$0.10	$(0.34)

     Diluted net income (loss) per share does not include the effect of the following anti-dilutive potential common shares:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)
Common stock options	2,783	2,657	2,769	2,643

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
     The following table represents a summary of financial assets and liabilities that were measured at fair value on a recurring basis and the classification by level of input within the fair value hierarchy (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash and cash equivalents	$28,733	$28,733	$—	$—
Short-term investments	8,970	—	8,970	—
Long-term investments	4,641	—	—	4,641
Non-marketable equity investment	884	—	—	884

	$43,228	$28,733	$8,970	$5,525

     The following table is a reconciliation of Level 3 inputs measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

	Three months	Six months
	Ended	Ended
	March 31, 2009	March 31, 2009
Balance, beginning of period	$6,455	$6,764
Total realized gains (losses) included in interest and other income, net	—	—
Total unrealized losses included in comprehensive income (loss)	(930)	(1,239)
Purchases (sales), net	—	—
Transfers into (out of) Level 3,net	—	—

Balance, end of period	$5,525	$5,525

     Our investments in auction rate securities (“ARS”) were classified as Level 3 as quoted prices were not available. We used a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2008 and determined that there has been no significant change in the circumstances that might have affected the fair value of ARS in the three months ended March 31, 2009. In the first quarter of fiscal 2009, we recorded an unrealized holding loss of $309,000 as noted in Note 14 — Long-term Investments. The assumptions used in the DCF model for the estimated total expected future cash flows included estimates on the amount and timing of future interests and principal payments, projections of the interest rate, probability of full repayment of principal considering the credit quality and guarantees, the market required rate of return by investors owning ARS and the company’s tax position.
     Our non-marketable equity investment is measured at fair value on a nonrecurring basis and recognized at fair value when deemed to be other than temporarily impaired. During the second quarter of fiscal 2009, we determined that our investment in Nethawk Oyj had declined in value and we recorded an unrealized holding loss of $930,000 based on a market approach valuation model to derive an estimate of fair value at March 31, 2009. We concluded that the decline in value was temporary based on our intent and ability to hold the investment until its value recovers. Refer to Note 16 — Non-marketable Equity Investment.
Note 6 — Inventories
     The components of inventories are as follows:

	March 31,	September 30,
	2009	2008
	(In thousands)
Inventories:
Raw materials	$2,146	$1,548
Work-in-process	118	243
Finished goods	814	522

	$3,078	$2,313

Note 7 — Goodwill and Intangible Assets
     We performed our most recent goodwill impairment test as of March 31, 2009 and determined that there was no impairment. As such, there was no write-down of the goodwill balance. Between October 1, 2008 and March 31, 2009, there have been no changes to the Company’s goodwill balance of $49.4 million.
     In the first half of fiscal 2009, there were no events or changes in circumstances to indicate impairment of intangible assets or changes to intangible assets.
Note 8 — Income Taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. We recorded a tax provision of $844,000 in the three months ended March 31, 2009, compared with $113,000 in the three months ended March 31, 2008. In the six months ended March 31, 2009 and March 31, 2008, we recorded tax provisions of $1,201,000 and $331,000, respectively. Having taken a full valuation allowance against our U.S. deferred tax assets at the end of fiscal 2006, we no longer record a tax benefit for U.S. pre-tax losses. As a result, our tax provision consists primarily of tax on foreign income, including the change in our allowance for uncertain tax positions, plus the increase in deferred tax liability resulting from the amortization for tax purposes of a portion of our goodwill.
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
     In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. In the three months ended March 31, 2009 and 2008, accrued interest and penalties related to uncertain tax positions of approximately $19,000 and $22,000, respectively, have been expensed. In the six months ended March 31, 2009 and 2008, accrued interest and penalties related to uncertain tax positions of approximately $56,000 and $47,000 have been expensed.
     We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state, or foreign examinations by tax authorities for years prior to 2000. At this time, we cannot estimate the possible change in unrecognized tax benefits.

Note 9 — Stockholders’ Equity
Comprehensive income (loss)
     The components of comprehensive income (loss), net of tax, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
	(In thousands)
Net income (loss), as reported	$1,107	$(3,350)	$1,164	$(4,521)
Currency translation adjustment	(136)	160	(105)	143
Unrealized gains (losses) on investments	(951)	4	(1,203)	2

Comprehensive income (loss)	$20	$(3,186)	$(144)	$(4,376)

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
Repurchase of Common Stock
     In December 1999, our Board of Directors authorized a stock repurchase program of up to 2,000,000 shares of its common stock. In January 2007, November 2007, April 2008 and October 2008, our Board of Directors authorized increases of 1,000,000 shares, 208,974 shares, 420,820 shares and 1,241,583 shares, respectively, to the program. Depending on market conditions and other factors, repurchases can be made from time to time in the open market and in negotiated transactions, including block transactions, and this program may be discontinued at any time. In fiscal 2008, we repurchased and canceled 1,690,162 shares at a cost of approximately $12.2 million. In the three months ended December 31, 2008, we repurchased and canceled 392,589 shares at a cost of approximately $2.0 million. In the three months ended March 31, 2009, we repurchased and canceled 85,043 shares at a cost of approximately $0.6 million. The shares repurchased were restored to the status of authorized but unissued. As of March 31, 2009, approximately 1,022,000 shares remained available for repurchase under the authorization.
Note 10 — Geographical Information
     We are organized to operate in and service a single reportable segment: the design, development, manufacture, marketing and support of advanced software-based telecommunications test systems.

     Revenues and long-lived assets by geographic region are as follows:

		Europe, Middle		Asia	Consolidated
	Americas	East & Africa	Japan	Pacific	Total
	(In thousands)
Six months ended March 31, 2009
Revenues from unaffiliated customers	$3,487	$4,025	$9,251	$5,141	$21,904

Six months ended March 31, 2008
Revenues from unaffiliated customers	$4,260	$5,117	$7,946	$2,913	$20,236

As of March 31, 2009
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	500	104	155	120	879

As of September 30, 2008
Goodwill	$22,896	$26,498	$—	$—	$49,394
Long-lived assets	601	97	178	135	1,011
     Revenues above reflect the location of the end customer and exclude all inter-company sales.
     Revenues in the United States represented 13%, and 19% of our total revenues in the six months ended March 31, 2009 and 2008, respectively. Revenues from China represented 13% and 12% of our total revenues in the six months ended March 31, 2009 and 2008, respectively. Operations in Ireland accounted for 42% and 36% of the consolidated identifiable assets at March 31, 2009 and 2008, respectively.
Note 11 — Customer Information
     We currently sell our products to a small number of customers. Customers representing 10% or more of our accounts receivable balances as of March 31, 2009 or September 30, 2008, or 10% or more of our revenues for the three or six months ended March 31, 2009 or 2008, were as follows:

	Percentage of Accounts Receivable as of		Percentage of Revenues
			Three months ended		Six months ended
	March 31,	September 30,	March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Customer A	—	—	—	10%	12%	11%
Customer B	23%	21%	—	—	12%	12%
Customer C	—	11%	—	—	—	—
Customer D	—	10%	—	—	—	—
Customer E	—	—	—	15%	—	13%
Customer F	16%	—	35%	22%	22%	13%
Customer G	—	—	—	15%	—	—
Note 12 — Contingencies
     From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. In accordance with SFAS 5, Accounting for Contingencies, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. If an unfavorable ruling were to occur in any specific period, there exists the possibility of a material adverse impact on the results of operations of that period.
Note 13 — Restructuring Costs
     A restructuring charge of $2,197,000 was recorded in the second quarter of fiscal 2008, of which $1,574,000 was paid in fiscal year 2008 and a further $393,000 was paid in the six months ended March 31, 2009. These costs related primarily to one-time employee termination benefits consisting of severance and related benefits for the workforce reduction through layoffs and early retirement of 25 employees worldwide and to the closure of our research and development facility in Australia. The global workforce reduction represented 11% of our workforce prior to the restructuring.
Note 14 — Long-term Investments
     In our investment portfolio, we hold ARS that are securities with long-term maturities for which the interest rates are reset through a dutch auction each month. These auctions historically have provided a liquid market for these securities. The ARS held in our portfolio represent interests in student loan and closed-end mutual fund preferred issues, all highly rated by one or more of the major credit rating agencies at the time of purchase.
     On February 11, 2008, when the market for ARS began to experience widespread auction failures, we held a total of $12 million in these securities in two of our three externally managed short-term investment portfolios. Since then, as a result of auction sales due to some degree of recovery in the auction market together with refinancing of some issues, our total position in these securities was reduced to $5.0 million as of September 30, 2008. These sales and redemptions all occurred at par without a loss. In the three months ended December 31, 2008, we recorded an unrealized holding loss of $309,000 because we saw no sales and redemptions in the period as a result of the further deterioration of credit markets as discussed in Note 5 — Fair Value Measurements.
     Based on the current lack of liquidity related to these investments, we anticipate that liquidation of these remaining securities will be protracted and accordingly we have continued to classify them as long-term investments at March 31, 2009.
Note 15 — Capitalized Software Development Costs
     Unamortized software development costs were $7.4 million at March 31, 2009 and are included in other assets. There were $3.5 million in unamortized software development costs at September 30, 2008.
Note 16 — Non-marketable Equity Investment
     We have an interest of approximately 2.6% in Nethawk Oyj, a private Finnish company that has been recorded on our balance sheet as a long-term asset at fair values of $0.9 million and $1.8 million as of March 31, 2009 and September 30, 2008, respectively, as determined by management. In the second quarter of fiscal 2009, we recorded a temporary unrealized holding loss of $0.9 million that is included in Stockholders’ Equity comprehensive income (loss) and discussed in Note 5 — Fair Value Measurements.
Note 17 — Subsequent Events
     On May 11, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ixia, a California corporation (“Ixia”), and Josie Acquisition Company, a Nevada corporation and a wholly-owned subsidiary of Ixia (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will commence a tender offer to acquire all the outstanding shares of the Company’s common stock, par value $0.001 per share, at a price of $9.25 (or any higher price as may be paid in accordance with the Merger Agreement) per share, net to the holders thereof in cash, without interest (“Offer Price”), and following the completion of the tender offer, Merger Subsidiary will merge with and into the Company, as a result of which each issued and outstanding share of the Company’s common stock (other than any such share owned by the Company, Ixia or their subsidiaries), will be automatically converted into the right to receive an amount in cash, without interest, equal to the Offer Price. Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of shares that would represent at least a majority of all shares outstanding as of the scheduled expiration of the tender offer (calculated on a fully-diluted basis, but excluding any stock options that are not exercisable or have an exercise price greater than the Offer Price), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with “Selected Consolidated Financial Data” and our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2008, as filed with the SEC on December 3, 2008.
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
     We may from time to time make additional written and oral forward-looking statements, including statements contained in our filings with the SEC and in our reports to stockholders. We do not undertake to update any forward-looking statements that may be made in this Form 10-Q or from time to time by us or on our behalf.
Overview
Our Business and Products
     Catapult Communications Corporation (“we”, “Catapult,” the “Company” or the “Registrant”) designs, develops, manufactures, markets and supports advanced software-based test systems for the global telecommunications industry. Our Linux software-based DCT2000® (“DCT”) and MGTS® digital communications test systems operating on a common hardware platform range are designed to enable equipment manufacturers and network operators to deliver complex digital telecommunications equipment and services more quickly and cost-effectively, while helping to ensure interoperability and reliability. Our advanced software and hardware perform a range of test functions, including design and feature verification, conformance testing, interoperability testing and load and stress testing. Our emphasis is on testing complex, high-level and emerging protocols including, most recently, Long-Term Evolution (LTE), WiMAX and IP Multimedia Subsystem (IMS). In February 2009, we announced a high-capacity LTE User Equipment (UE) Simulation Test System.
Conditions and Trends in Our Industry
     In our fiscal year ended September 30, 2008, we experienced lower revenues than in the previous year due to the effects of consolidation among major customers outside of Japan, such as Alcatel-Lucent (which also acquired the 3G wireless business from Nortel) and Nokia Siemens Networks, and to continued competition from our customers’ own test equipment offerings in the Japanese market. These factors resulted in reduced purchasing of our products and services by our customers throughout the world.

     In the six months ended March 31, 2009, we saw improvement in revenues in both Japan and Asia Pacific outside Japan, but we continued to experience reduced demand in North America and Europe due to the effects of consolidation among major customers.
Summary of Our Financial Performance in the Second Quarter of Fiscal 2009
     Our revenues in the three months ended March 31, 2009 increased by 22% to $12.1 million from $9.9 million in the same period in the prior year for the reasons outlined in the preceding section, “Conditions and Trends in our Industry”. Our gross profit margin increased by two percentage points to 82% while our operating expenses decreased by 36%, primarily due to capitalized research and development expenses, decreases in non-cash stock option expenses and contractor expenses and the absence of a restructuring charge made in the prior comparable period. We recorded operating income of $2.2 million in comparison with an operating loss of $4.1 million in the same period in the previous year.
     During the three months ended March 31, 2009, our cash, cash equivalents and short-term investments increased by $1.3 million, primarily due to $3.9 million in cash flow from operations, $0.6 million in share repurchases, $1.8 million in additional capitalization of software development costs and $0.2 million in exchange rate changes.
Recent Developments
     On May 11, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ixia, a California corporation (“Ixia”), and Josie Acquisition Company, a Nevada corporation and a wholly-owned subsidiary of Ixia (“Merger Subsidiary”), pursuant to which, among other things, Merger Subsidiary will commence a tender offer to acquire all the outstanding shares of the Company’s common stock, par value $0.001 per share, at a price of $9.25 (or any higher price as may be paid in accordance with the Merger Agreement) per share, net to the holders thereof in cash, without interest (“Offer Price”), and following the completion of the tender offer, Merger Subsidiary will merge with and into the Company, as a result of which each issued and outstanding share of the Company’s common stock (other than any such share owned by the Company, Ixia or their subsidiaries), will be automatically converted into the right to receive an amount in cash, without interest, equal to the Offer Price. Consummation of the Offer is subject to various conditions, including (1) the valid tender of the number of shares that would represent at least a majority of all shares outstanding as of the scheduled expiration of the tender offer (calculated on a fully-diluted basis, but excluding any stock options that are not exercisable or have an exercise price greater than the Offer Price), (2) the expiration or termination of applicable waiting periods under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and (3) and other required regulatory approvals and customary closing conditions.
Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended September 30, 2008 as filed with the SEC on December 3, 2008, except that we adopted the following critical accounting policy during our first quarter of fiscal 2009, as previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 as filed with the SEC on February 11, 2009.
Fair Value Measurement
     We measure fair value in accordance with SFAS 157, Fair Value Measurements and SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.
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
     At March 31, 2009, the fair values for our cash equivalents and short-term investments were based on independent price quotations obtained from third party sources such as pricing services, dealer quotes or direct market observations. The fair values for our ARS classified as long-term investments were measured using an internally-developed discounted cash flow model.
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

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Products	73.9%	69.7%	70.3%	67.7%
Services	26.1	30.3	29.7	32.3

Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Products	13.7	12.3	14.2	12.2
Services	4.2	7.6	4.5	7.7
Amortization of purchased technology	0.1	0.1	0.1	0.1

Total cost of revenues	18.0	20.0	18.8	20.0

Gross profit	82.0	80.0	81.2	80.0

Operating expenses:
Research and development	14.2	34.9	15.3	34.7
Sales and marketing	32.3	42.7	36.0	42.4
General and administrative	17.3	21.2	19.8	21.1
Restructuring costs	—	22.1	—	10.9

Total operating expenses	63.8	120.9	71.1	109.1

Operating income (loss)	18.2	(40.9)	10.1	(29.1)
Interest income	1.0	6.0	1.6	6.6
Other income (expense), net	(3.1)	2.3	(0.9)	1.8

Income (loss) before income taxes	16.1	(32.6)	10.8	(20.7)
Provision for income taxes	6.9	1.1	5.5	1.6

Net income (loss)	9.2%	(33.7)%	5.3%	(22.3)%

Gross profit margin on products	81.5%	82.3%	79.8%	81.9%

Gross profit margin on services	83.8%	75.0%	84.9%	76.3%

     Gross profit margin on products and services excludes amortization of purchased technology.
Comparison of the Three-Month Periods Ended March 31, 2009 and 2008
     Revenues
     Our revenues for the three months ended March 31, 2009 in comparison to the same period in the prior year increased by 22% to $12.1 million. Over the same period, product revenues increased by 29% to $8.9 million. The increase in product revenues was attributable to increased sales of our DCT and MGTS test systems. Services revenues increased approximately 5% to $3.2 million, primarily due to an increase in consulting services during the period.
     Our revenues by sales territory, based on origin of order taken, varied as follows in the three months ended March 31, 2009 in comparison with the three months ended March 31, 2008:
•	revenues in the Americas increased by 6% to $1.3 million;

•	revenues in Europe, the Middle East and Africa increased by 7% to $1.9 million;

•	revenues in Japan increased by 9% to $6.1 million; and

•	revenues in Asia Pacific outside Japan increased by 105% to $2.8 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements.
     Cost of Revenues
     Cost of product revenues increased by 35% to $1.7 million for the three months ended March 31, 2009 in comparison with the same period in the prior year and gross margin on product revenues decreased by one percentage point to 81%. These variances reflect increased hardware component and third party product costs as a percentage of revenue. We expect our gross margin on product revenues in future quarterly periods to fluctuate based on product mix and revenue levels.*
     Cost of services revenues decreased by approximately 32% to $0.5 million in the three months ended March 31, 2009 in comparison with the same period in the prior year, primarily due to a 38% decrease in the number of employees engaged in customer support. Gross margin on services revenues increased by nine percentage points to 84% as services cost decreases were compounded by an increase in revenues. We expect our gross margin on services revenues in future quarterly periods to fluctuate based on changes in both revenue and cost levels.*
     Amortization of purchased technology remained unchanged at $12,000 in the three months ended March 31, 2009 compared with the same period the previous year.
     Gross margins did not vary significantly by geographic region.
     Research and Development
     Research and development expenses decreased by approximately 51% to $1.7 million for the three months ended March 31, 2009 in comparison with the same period in the prior year, primarily due to the capitalization of $1.8 million in software production expenses. As a percentage of total revenues, research and development expenses decreased to 14% from 35% over the same period.
     Sales and Marketing
     Sales and marketing expenses decreased by 8% to $3.9 million for the three months ended March 31, 2009 in comparison with the same period in the prior year primarily due to a 6% reduction in the number of sales and marketing employees. As a percentage of total revenues, sales and marketing expenses decreased to 32% from 43% over the same period.
     General and Administrative
     General and administrative expenses remained unchanged at $2.1 million for the three months ended March 31, 2009 in comparison with the same period in the prior year. As a percentage of total revenues, general and administrative expenses decreased to 17% from 21% over the same period.
     Restructuring Charge
     No restructuring charge was recorded for the three months ended March 31, 2009. A restructuring charge of $2.2 million was recorded in the same period in the prior year in connection with a reduction in force of 25 employees, or 11% of our work force, and the closure of our Australian office.
     Interest income
     Interest income decreased by 80% to $0.1 million in the three months ended March 31, 2009 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Other income (expense), net
     Other income (expense), net decreased to a loss of $0.4 million in the three months ended March 31, 2009 primarily from foreign exchange losses on the Japanese yen in comparison with income of $0.2 million in the same period in the prior year primarily from foreign exchange gains on the Japanese yen.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision increased by $0.7 million to $0.8 million in the three months ended March 31, 2009 in comparison with the same period in the prior year due to pre-tax income recorded in the current period in comparison with a pre-tax loss in the same period in the prior year.
Comparison of the Six-Month Periods Ended March 31, 2009 and 2008
     Revenues
     Our revenues for the six months ended March 31, 2009 increased by 8% to $21.9 million in comparison with the same period in the prior year. Over the same period, product revenues increased by approximately 12% to $15.4 million. The increase in product revenues was attributable to increased sales of our test systems, primarily due to stronger demand from customers in Japan and Asia Pacific outside Japan, which more than offset weaker demand elsewhere in the world. Services revenues remained substantially unchanged at $6.5 million.
     Our revenues by geographic sales territory varied as follows in the six months ended March 31, 2009 in comparison with the same period in the prior year:
•	revenues in the Americas decreased by 18% to $3.5 million;

•	revenues in Europe, the Middle East and Africa decreased by 21% to $4.0 million;

•	revenues in Japan increased by 16% to $9.3 million; and

•	revenues in Asia Pacific outside Japan increased by 76% to $5.1 million.
     Information on revenues from major customers is provided in Note 11 to the Unaudited Condensed Consolidated Financial Statements included with this Quarterly Report on Form 10-Q.
     Cost of Revenues
     Cost of product revenues increased by 26% to $3.1 million in the six months ended March 31, 2009 in comparison with the same period in the prior year primarily due to increased hardware component and third party product costs as a percentage of revenue. Gross margin on product revenues decreased to 80% from 82%.
     Cost of services revenues decreased by 36% to $1.0 million in the six months ended March 31, 2009 in comparison with the same period in the prior year primarily due to an 18% decrease in the number of employee engaged in customer support. Gross margin on services revenues increased by nine percentage points to 85% as services costs decreased while the associated revenues remained substantially unchanged.
     Research and Development
     Research and development expenses decreased by approximately 52% to $3.4 million for the six months ended March 31, 2009 in comparison with the same period in the prior year primarily due to the capitalization of $3.9 million in software production expenses. As a percentage of total revenues, research and development expenses decreased to 15% from 35% over the same period.
     Sales and Marketing
     Sales and marketing expenses decreased by approximately 8% to $7.9 million for the six months ended March 31, 2009 in comparison with the same period in the prior year, primarily due to a decrease of 8% in the number of employees engaged in sales and marketing activities. As a percentage of total revenues, sales and marketing expenses decreased to 36% from 42% over the same period.
     General and Administrative
     General and administrative expenses increased approximately 2% to $4.4 million for the six months ended March 31, 2009 in comparison with the same period in the prior year, reflecting primarily an increase in compensation costs of $0.2 million and a decrease of $0.1 million in accounting expenses. As a percentage of total revenues, general and administrative expenses decreased to 20% from 21% over the same period.
     Restructuring Charge
     No restructuring charge was recorded for the six months ended March 31, 2009. A restructuring charge of $2.2 million was recorded in the six months ended March 31, 2008 in connection with a reduction in force of 25 employees, or 11% of our work force, and the closure of our Australian office.
     Interest income
     Interest income decreased by 74% to $0.4 million in the six months ended March 31, 2009 in comparison with the same period in the prior year due to decreases in both short-term interest rates and in the total value of funds invested.
     Other income (expense), net
     Other income (expense), net decreased to a loss of $0.2 million in the six months ended March 31, 2009 primarily from foreign exchange losses on the Japanese yen in comparison with income of $0.4 million in the same period in the prior year primarily from foreign exchange gains on the Japanese yen.
     Provision for income taxes
     Our provision for income taxes consists of federal, state and foreign income taxes. Having recorded a full valuation allowance on our deferred tax assets in the U.S. in fiscal 2006, we no longer accrue a benefit on U.S. pre-tax losses. Our tax provision increased by $0.9 million to $1.2 million in the six months ended March 31, 2009 in comparison with the same period in the prior year due to pre-tax income recorded in the current period in comparison with a pre-tax loss in the same period in the prior year.

     Impact of Inflation
     We believe that inflation has not had a material impact on our results of operations.
Liquidity and Capital Resources
     Operating activities provided $3.0 million in cash in the six months ended March 31, 2009 in comparison with a use of cash of $2.2 million in the same period in the prior year. In the six months ended March 31, 2009, the net income component contributed $1.2 million, while a net loss used $4.5 million in the same period in the prior year. Over the same period, the contribution from adjustments for non-cash charges decreased to $1.6 million from $2.1 million. These non-cash charges include charges for depreciation, amortization, deferred income taxes and stock-based compensation expense. Changes in non-cash assets and liabilities remained substantially unchanged and provided $0.2 million in cash in the six months ended March 31, 2009 and 2008.
     Investing activities have consisted mainly of three components: purchases of property and equipment, purchases and sales of investments, and capitalized software development costs. Purchases of property and equipment decreased by $0.1 million to $0.2 million in the six months ended March 31, 2009 in comparison with the same period in the prior year. We expect that capital expenditures for our full fiscal 2009 year will total approximately $0.6 million.* We invest cash that is surplus to our operating requirements in professionally managed investment portfolios. These portfolios consist of both cash equivalents and short-term investments, and the mix between these elements may vary from period to period due to changes in the investment approaches of the portfolio managers. Net purchases and sales of short-term investments used cash of $1.3 million in the six months ended March 31, 2009 and provided cash of $21.2 million in the same period in the prior year. Capitalized software development costs used cash of $3.9 million in the six months ended March 31, 2009. No software development costs were capitalized in the same period in the prior year.
     Financing activities representing the repurchase of common shares used cash of $2.6 million in the six months ended March 31, 2009 in comparison with $2.8 million used in the same period in the prior year.
     As of March 31, 2009, we had working capital of $36.2 million and cash, cash equivalents and short-term investments of $37.7 million.
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
     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table sets forth information regarding repurchases of our common stock during the quarter ended March 31, 2009:

	Repurchases of Common Stock
			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced	Under the Plans
	Purchased	Per Share (1)	Plans or Programs	Or Programs
January 1, 2009 - January 31, 2009	43,573	$6.61	43,573	1,063,838
February 1, 2009 - February 28, 2009	27,488	6.86	27,488	1,036,350
March 1, 2009 - March 31, 2009	13,982	6.27	13,982	1,022,368

Total for the Quarter	85,043	$6.64	85,043	1,022,368

(1)	Average price paid per share includes brokerage commission.
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
Item 4. Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on February 4, 2009 at the Company’s principal executive offices in Mountain View, California. Out of 11,398,327 shares of Common Stock entitled to vote at such meeting, there were present in person or by proxy 11,198,022 shares. At the Annual Meeting, our stockholders approved the following matters:
(a) The election of Peter S. Cross, R. Stephen Heinrichs, Richard A. Karp, Nancy H. Karp, and John M. Scandalios as directors of Catapult Communications Corporation for the ensuing year and until their successors are elected. The vote for the nominated directors was as follows:
Peter S. Cross, 10,325,186 votes cast for and 872,836 votes withheld;
R. Stephen Heinrichs, 11,112,511 votes cast for and 85,511 votes withheld;
Richard A. Karp, 11,111,965 votes cast for and 86,057 votes withheld;
Nancy H. Karp, 10,766,250 votes cast for and 431,772 votes withheld;
John M. Scandalios, 11,118,500 votes cast for and 79,522 votes withheld;
(b) The ratification of the appointment of Stonefield Josephson, Inc. as our independent registered public accounting firm for the fiscal year ending September 30, 2009.
11,174,048 votes cast for, 9,892 against, 13,877 abstain and 205 broker non-votes.

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

CATAPULT COMMUNICATIONS CORPORATION
Date: May 13, 2009	By:	/s/ Christopher A. Stephenson
Christopher A. Stephenson
Vice President and Chief Financial Officer (Principal Financial Officer)